Form 10-Q
period 1998-03-31
US LEC CORP
filed 1998-05-22
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998 or
                                                           --------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______

Commission file number 0-24061
                       -------

               U S LEC Corp.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

               Delaware
-----------------------------------------------------
      (State or other jurisdiction of incorporation or organization)


               56-2065535
-----------------------------------------------------
(I.R.S. Employer Identification No.)

212 South Tryon Street, Suite 1540      Charlotte, North Carolina       28281
-----------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(704)  319-1000
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                N/A
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     .  No   X   .
    ----      -----

As of May 22, 1998, there were 10,180,000 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.


                                    US LEC Corp.

                                   Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

Condensed Consolidated Statements of Operations - Three month periods ended
March 31, 1998 and 1997

Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1997

Condensed Consolidated Statements of Cash Flows- Three month periods ended March
31, 1998 and 1997.

Consolidated Statement of Stockholders' Equity - Three months ended March 31,
1998.

Notes to Condensed Consolidated Financial Statements

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                  US LEC Corp.

                Condensed Consolidated Statements of Operations

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                        Three Months Ended March 31,

                                                                           1998                1997
                                                                           ----                ----

Revenue                                                                   $13,630            $    1

Cost of Services                                                            6,473               423
                                                                          -------             -----

Gross Margin                                                                7,157              (422)

Selling, General and Administrative Expenses                                4,426             1,049

Depreciation and Amortization                                                 442                14
                                                                           ------            ------

Operating Income (Loss)                                                     2,289            (1,485)

Interest Income                                                               (50)                0

Interest Expense                                                              140                67
                                                                           ------            ------

Income (Loss) Before Income Taxes                                           2,199            (1,552)


Provision for Income Taxes                                                    880                 0
                                                                           ------            ------

Net Income (Loss)                                                          $1,319           ($1,552)
                                                                           ======           =======

Earnings (Loss) Per Common and Equivalent Share                             $0.06            ($0.09)
                                                                           ======           =======
=====================================================
Weighted number of shares outstanding: (in thousands)
=====================================================
Basic                                                                      20,695            17,310
Diluted                                                                    21,321            17,310

EBITDA                                                                     $2,731           ($1,471)



                                  US LEC Corp.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)



                                                                          March 31,            December 31,
                                                                           1998                  1997
                                                                           ----                  ----


ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                        $    2,237              $    3,189
     Certficates of deposit                                                  349                     349
     Accounts receivable                                                  14,444                   6,006
     Prepaid expenses and other assets                                       473                     111
                                                                      ----------              ----------
          Total current assets                                            17,503                   9,655

PROPERTY AND EQUIPMENT, NET                                               25,160                  12,890

OTHER ASSETS                                                                 470                     136
                                                                      ----------              ----------

TOTAL ASSETS                                                          $   43,133               $  22,681
                                                                      ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
    CURRENT LIABILITIES:
      Accounts payable                                                $   17,860               $   8,201
      Deferred revenue                                                       182                   1,142
      Accrued expenses                                                     8,681                   2,299
      Accrued interest payable-related party                                 422                     282
                                                                      ----------               ---------
          Total current liabilities                                       27,145                  11,924
                                                                      ----------               ---------

    NOTES PAYABLE-STOCKHOLDERS                                             3,289                   5,000
                                                                      ----------               ---------

    STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock-Class A (72,924,728 authorized shares,
          3,855,000 outstanding at March 31, 1998)                            38                      38
       Common stock-Class B (17,075,272 authorized shares,
          17,075,270 outstanding at March 31, 1998)                          171                     166
       Additional paid-in capital                                         18,042                  11,174
       Accumulated deficit                                                (5,552)                 (5,621)
                                                                      ----------                --------
          Total stockholders' equity (deficiency)                         12,699                   5,757
                                                                      ----------                --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIENCY)                                                $   43,133               $  22,681
                                                                      ==========               =========




                                  US LEC Corp.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1998                  1997
                                                                                ----                  ----

OPERATING ACTIVITIES:
     Net income (loss)                                                     $    1,319               $  (1,552)
                                                                           ----------               ---------
     Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
       Depreciation and amortization                                              441                      14
       Stock compensation                                                          75                       0
       Deferred compensation expense                                               23                       0

     Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                     (8,438)                     (1)
       Prepaid expenses and other assets                                         (225)                    137
       Other assets                                                                55                     (62)
       Accounts payable                                                           826                     154
       Deferred revenue                                                          (960)                      0
       Accrued expenses                                                         6,382                     199
       Accrued interest payable-related party                                     140                      67
                                                                          -----------               ---------
               Total adjustments                                               (1,681)                    508
                                                                          -----------               ---------
               Net cash used in operating activities                             (362)                 (1,044)
                                                                          -----------               ---------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (3,879)                 (1,798)
     Repayment from stockholder                                                     0                     200
                                                                          -----------               ---------
               Net cash used in investing activities                           (3,879)                 (1,598)
                                                                          -----------               ---------
FINANCING ACTIVITIES:
     Proceeds of notes payable-stockholders                                     3,289                   3,000
     Repayment of notes payable-stockholder                                         0                    (600)
                                                                          -----------               ---------
               Net cash provided by financing activities                        3,289                   2,400
                                                                          -----------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (952)                   (242)
                                                                          -----------               ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,189                     726
                                                                          -----------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    2,237               $     484
                                                                           ==========               =========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES-(1) At December 31, 1997 and March 31, 1998, $7,267,191 and $16,100,219, respectively, of property and equipment additions are included in outstanding accounts payable.
(2) The Company's majority stockholder exchanged a note payable in the amount of $5,000,000 on February 14, 1998 for 480,770 shares of Class B Common Stock. The fair market value of the Class B Common Stock on the effective date of the exchange was $13 per share. The difference between the carying value of the debt and the fair value of the Class B Common Stock issued in the exchange ($1,250,010) was recorded as a non-cash dividend.
(3) In connection with the grants of incentive stock options issued during the quarter ended March 31, 1998, the Company recorded the difference between the fair market value of the underlying shares and the exercise price ($548,400) as deferred compensation, which will be amortized over a period of 48 months. Amortization expense for the quarter ended March 31, 1998 was $22,850.



                                  US LEC Corp.
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1998
                                   (Unaudited)
                 (In Thousands, Except Share and Loan Amounts)


                                               Class A             Class B        Additional        Accumulated
                                              Common Stock         Common Stock   Paid-in-Capital      Deficit          Total
                                              ------------         ------------   ---------------      -------          -----

Balance at January 1, 1998                           $38                 $166          $11,174         ($5,621)         $5,757
Conversion of $5,000,000 stockholder loans
for 480,770 shares of Class B Common Stock             0                    5            4,995               0           5,000
Dividend                                               0                    0            1,250          (1,250)              0
Issuance of employee stock options                     0                    0              548               0             548
Issuance of stock warrants                             0                    0               75               0              75
Net income                                             0                    0                0           1,319           1,319
                                               ---------              -------           ------          ------          ------

Balance at March 31, 1998                            $38                 $171          $18,042         ($5,552)        $12,699
                                               =========              =======          =======         =======         =======




                          US LEC Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements (including the notes thereto) for the year ended December 31, 1997 included in the Company's prospectus dated April 23, 1998, which is on file with the U.S. Securities and Exchange Commission (the "Commission"). Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.    Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is based on net income (loss) divided by the weighted average common and common equivalent shares outstanding during the period. The weighted average shares outstanding used in the calculation for 1997 has been determined by giving retroactive effect to the merger of the predecessor limited liability company into the Company, which occurred on December 31, 1997 (based on the share conversion ratios utilized in the merger). Outstanding options and warrants are included in the calculation to the extent they are dilutive. Loss per share on a fully diluted basis is not presented as the effect is antidilutive.

3.  Initial Public Offering

On April 29,1998, US LEC completed the sale of 5,500,000 shares of Class A Common Stock through an initial public offering. The offering resulted in net proceeds of approximately $75,825,000, which US LEC intends to use to further expand and develop its telecommunications network. On May 12, 1998, US LEC issued an additional 825,000 shares of Class A Common Stock in connection with the underwriters' exercise of their option to cover over-allotments. This additional sale resulted in net proceeds to the Company of $11,508,750.


4.    Income Taxes

US LEC was organized as an S Corporation for the period from inception to December 31, 1996, and as a limited liability company for the period from January 1, 1997 to December 31, 1997, on which date it was effectively converted to C Corporation status. Effective January 1, 1998, US LEC began recognizing income tax expense associated with its taxable income. Accordingly, US LEC recognized income tax expense in the amount of $880,000 applicable to taxable income for the quarter ended March 31, 1998. At March 31, 1998, deferred tax assets and liabilities related to its operations were not significant.


5.    Commitments and Contingencies

A portion of the Company's revenue is derived from reciprocal compensation payments from incumbent local exchange carriers ("ILECs") such as BellSouth Communications, Inc. ("BellSouth"). Management believes that such payments are due pursuant to its interconnection agreements with ILECs. However, in August 1997, BellSouth notified US LEC and other CLECs that it would not pay or collect reciprocal compensation under interconnection agreements for traffic terminated to enhanced service providers ("ESPs"), including information service providers such as internet service providers ("ISPs"). On February 26, 1998, following a petition by US LEC, the North Carolina Utilities Commission ("NCUC") ordered BellSouth to bill and pay for all such traffic. Following a motion filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC's order and an action for declaratory judgement and other relief with the United States District Court for the Western District of North Carolina. This action was filed against US LEC and the NCUC. An answer has not yet been filed, but US LEC intends to vigorously oppose this action.

A significant portion of US LEC's estimated total revenue for 1998 and 1999 is expected to be derived from reciprocal compensation from BellSouth for traffic terminated on US LEC's network to ESPs and ISPs in North Carolina. Management believes that the Company will ultimately be successful in this proceeding. However, if a decision adverse to US LEC is issued by the U.S. District Court, or on any appeal or review of a favorable decision by the U.S. District Court, US LEC's ability to serve existing and future ESP and ISP customers profitably would be limited, which would have a material adverse effect on US LEC's operating results, financial condition and current business strategy.

Based upon the favorable decision of the NCUC, US LEC elected to recognize $1,141,386 of previously deferred reciprocal compensation as revenue during the quarter ended March 31, 1998.



6.    Stock Options

US LEC adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. During the quarter ended March 31, 1998, the Company granted options to purchase an aggregate of 212,500 shares of Class A Common Stock under the Plan.



Management's Discussion and Analysis of Financial Condition and Results of Operations


Except for the historical information provided below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. US LEC's actual liquidity needs, capital resources and results may differ materially from the discussion set forth or implied in the forward-looking statements. Important factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements are summarized in the "Risk Factors" section and elsewhere in the Company's prospectus dated April 23, 1998, which is on file with the Commission.

OVERVIEW

US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides switched local, long distance and enhanced telecommunications services primarily to medium and large-sized organizations located in selected markets in the southeastern United States. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996, which enhanced the competitive environment for local exchange services. US LEC initiated service in Charlotte, North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services, and subsequently initiated service in Raleigh and Greensboro, North Carolina, Atlanta, Georgia and Memphis, Tennessee. US LEC currently plans to enter additional markets in the southeastern United States by the end of 1999.


RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared With The Three Months Ended March 31, 1997

US LEC did not commence operations until March 1997, consequently it generated only a nominal amount of revenue during the quarter ended March 31, 1997. Total revenue for the quarter ended March 31, 1998 was $13.6 million. As expected, a majority of this revenue was comprised of reciprocal compensation derived from traffic terminated by US LEC that was originated by customers of ILECs in the Company's North Carolina markets. (See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion of certain contingencies associated with this revenue). The balance of US LEC's revenue was comprised of recurring and non-recurring charges paid by the Company's new and existing customers. Billable minutes of use (MOUs) increased from approximately 40,000 in the first quarter 1997 to 1.36 billion in the first quarter of 1998. Billable trunks increased from 47 to 12,399 and equivalent access lines increased from 288 to 75,536 at March 31, 1997 and 1998, respectively.

Cost of services is currently comprised primarily of leased transport charges and to a lesser extent, reciprocal compensation related to calls that originate with a US LEC customer and terminate on the network of the ILEC or another CLEC. These costs increased from $423,000 in the first quarter of 1997 to $6.5 million in the first quarter of 1998 primarily as a result of increases in the size of US LEC's network and increased usage by its customers.

Selling, general and administrative expenses for the first quarter of 1998 increased to $4.4 million, or 32% of revenue as compared with $1.0 million, or 919% of revenue, for the first quarter of 1997 primarily as a result of costs associated with developing the infrastructure of the Company, such as personnel, sales and marketing, occupancy, administration and billing.

Depreciation and amortization for the first quarter of 1998 increased to $442,000 from $14,000 in the comparable 1997 quarter due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

The Company had interest earnings of $50,000 in the first quarter of 1998 related to funds invested in short-term investments.

Interest expense for the first quarter of 1998 was $140,000, a 209% increase from the comparable quarter in 1997. The increase resulted from an increase in the Company's outstanding indebtedness during the period.

Net earnings before interest, taxes, depreciation and amortization ("EBITDA") and net income were $2.7 million and $1.3 million, respectively, for the quarter ended March 31, 1998, the first quarter in which US LEC generated positive EBITDA and net income on a consolidated basis. While EBITDA does not represent cash flow or results of operations in accordance with generally accepted accounting principles, it is a measure of financial performance commonly used in the telecommunications industry. Management attributes the Company's ability to generate positive EBITDA and net income after a relatively short period of operations to its capital efficient network strategy, which does not require a lengthy "build-out" period to construct a fiber optic transmission network, and to efficient network utilization associated with the high traffic volume of its customer base. As a result of these factors, management expects continued improvement in the Company's EBITDA and net income during the execution of its current expansion plan.


LIQUIDITY AND CAPITAL RESOURCES

US LEC's business is capital intensive and its operations will require substantial capital expenditures for the purchase and installation of network switches and related electronic equipment. The Company's capital expenditures were $12.7 million and $1.8 million for the quarter ended March 31, 1998 and 1997, respectively. US LEC will have substantial capital requirements in connection with its planned expansion into additional locations throughout the southeastern United

States by the end of 1999. US LEC anticipates additional capital expenditures of approximately $26 million during the remainder of 1998 and $29 million in 1999. US LEC intends to fund these expenditures with the proceeds of its initial public offering of Class A Common Stock.

To date, US LEC has funded a substantial portion of its capital expenditures through the private sale of equity securities and to a lesser extent, borrowings from its two principal stockholders.

At December 31, 1997, US LEC was indebted to Richard T. Aab, the Company's principal stockholder, Chairman and Chief Executive Officer, in the amount of $5.0 million. On February 14, 1998, Mr. Aab exchanged this loan for 480,770 shares of Class B Common Stock. During the first quarter of 1998, Tansukh V. Ganatra, US LEC's President and Chief Operating Officer and Melrich Associates, L.P. ( an entity of which Mr. Aab is a general partner) loaned the Company a total of $3.3 million.

Cash used in operating activities was $.4 million and $ 1.0 million during the first quarter of 1998 and 1997, respectively. The decrease was primarily related to the growth in the demand for US LEC's products and services.

Cash used in investing activities increased from $1.6 million to $3.9 million during the first quarter of 1997 and 1998, respectively. The increase was related to purchases of switching and related telecommunications equipment during the period.

Cash provided by financing activities increased to $ 3.3 million for the first three months of 1998 versus $2.4 million for the comparable period in 1997 as a result of increased borrowings from the Company's principal stockholders.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

US LEC is not currently a party to any legal proceedings, other than the NCUC and U.S. District Court proceedings related to reciprocal compensation from BellSouth for ISP and ESP traffic. Note 5 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this Item.


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities by US LEC during the quarter ended March 31, 1998 has been previously reported in the Company's Registration Statement on Form S-1 (File No. 333-46341) (the "Registration Statement").


Use of Proceeds from Registered Securities

On February 13, 1998, US LEC filed the Registration Statement to register up to 6,325,000 shares of its Class A Common Stock (the "Common Stock") for sale by the Company. The Registration Statement was declared effective on April 23, 1998 and the offering commenced on April 24, 1998. The offering closed on April 29, 1998 at which time all of the registered securities (except 825,000 shares covered by the over-allotment option granted to the underwriters in connection with the offering) were sold for an aggregate offering price of $82,500,000, or $15.00 per share. The managing underwriter for the offering was Smith Barney Inc. Underwriting discounts and commissions deducted from the gross proceeds of the offering totaled $5,775,000, and the Company currently estimates that other expenses incurred in connection with the offering will total $900,000. On May 12, 1998, the underwriters exercised their over-allotment option. The issuance of 825,000 additional shares of Class A Common Stock in connection therewith resulted in net proceeds to the Company of $11,508,750. Because the effective date of the Registration Statement occurred subsequent to March 31, 1998, no proceeds of the offering were available for use during the period covered by this report.

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Securities Holders

In connection with the Company's preparations for the initial public offering described elsewhere in this report, a number of actions were taken by the Company's shareholders through written consent to action without meeting. These actions are described below.

A proposal to amend the Certificate of Incorporation to increase the authorized number of Class B shares from 16,458,000 to 16,594,502 and to reduce the authorized number of Class A shares from 73,542,000 to 73,405,498 was approved on January 14, 1998 as follows:

Class A shares voted for:   2,355,000
Class B shares voted for:  16,594,500
Class A shares not voted:   1,500,000
Class B shares not voted:       0

A proposal to designate Richard T. Aab and Tansukh V. Ganatra as Class B directors was approved on January 16, 1998 as follows:

Class B shares voted for:  16,594,500
Class B shares not voted:        0

A proposal to change the terms of loans from Richard T. Aab, Tansukh V. Ganatra, and Melrich Associates, L.P. was approved on January 16, 1998 as follows:

Class A shares voted for:   2,355,000
Class B shares voted for:  16,594,500
Class A shares not voted:   1,500,000
Class B shares not voted:         0

A proposal to approve cancellation of $5,000,000 in debt to Richard T. Aab in exchange for 480,770 shares of Class B Common Stock and to amend the Certificate of Incorporation to increase the authorized number of shares of Class B Common Stock from 16,594,502 to 17,075,272 and to reduce the authorized number of Class A shares from 73,405,498 to 72,924,728 was approved on February 14, 1998 as follows:

Class A shares voted for:   2,355,000
Class B shares voted for:  16,594,500
Class A shares not voted:   1,500,000
Class B shares not voted:        0


A proposal to amend and restate the Certificate of Incorporation was approved on March 24, 1998 as follows:

Class A shares voted for:   2,355,000
Class B shares voted for:  17,075,270
Class A shares not voted:   1,500,000
Class B shares not voted:         0


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                  Exhibit No.           Description
                  -----------           ---------------------------

                      3.1               Restated Certificate of Incorporation*
                      3.2               By-laws*
                      3.3               Amendment No. 1 to By-laws*
                     11.1               Statement Regarding Computation of
                                        Earnings per Share

                       27               Financial Data Schedule
                     ----

                         * Incorporated by reference to the corresponding
                           exhibit to the Company's Registration Statement on Form S-1 (File No. 333-46341).


         (b) US LEC filed no Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  US LEC Corp.


                                   By:_______________________

                                            David N. Vail
                                            Executive Vice President-Finance and
                                            Chief Financial Officer