Form 10-Q
period 1998-06-30
US LEC CORP
filed 1998-08-07
CIK 1054290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ---------------
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998
                         Commission file number 0-24061



                                ---------------
                                 US LEC CORP.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)


                                  56-2065535
                     (I.R.S. Employer Identification No.)


                             TRANSAMERICA SQUARE,
                            401 NORTH TRYON STREET,
                                  SUITE 1000
                        CHARLOTTE, NORTH CAROLINA 28202
              (Address of principal executive offices) (Zip Code)


                                (704) 319-1000
             (Registrant's telephone number, including area code)


                            212 SOUTH TRYON STREET,
                                  SUITE 1540
                        CHARLOTTE, NORTH CAROLINA 28281
(Former name, former address and former fiscal year, if changed since last report)




                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                ---------------
     As of August 6, 1998, there were 10,345,000 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 US LEC CORP.

                               TABLE OF CONTENTS


   PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Statements of Operations -- Three and six month periods ended June 30, 1998 and 1997

     Condensed Consolidated Balance Sheets -- June 30, 1998 and December 31,
1997

     Condensed Consolidated Statements of Cash Flows -- Six month periods ended June 30, 1998 and 1997

     Condensed Consolidated Statement of Stockholders' Equity -- Six months ended June 30, 1998

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


     SIGNATURES

                                 US LEC CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                            THREE MONTHS            SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------- ----------------------
                                                          1998        1997       1998        1997
                                                       ---------- ----------- ---------- -----------
 Revenue .............................................  $18,348    $    229    $31,978    $    230
 Cost of Services ....................................    7,537         315     14,010         738
                                                        -------    --------    -------    --------
 Gross Margin ........................................   10,811         (86)    17,968        (508)
 Selling, General and Administrative Expenses ........    5,747       1,048     10,173       2,097
 Depreciation and Amortization .......................      925          88      1,367         102
                                                        -------    --------    -------    --------
 Operating Income (Loss) .............................    4,139      (1,222)     6,428      (2,707)
 Interest Income .....................................     (679)        (12)      (729)        (12)
 Interest Expense ....................................       83         120        223         187
                                                        -------    --------    -------    --------
 Income (Loss) Before Income Taxes ...................    4,735      (1,330)     6,934      (2,882)
 Provision for Income Taxes ..........................    1,905          --      2,785          --
                                                        -------    --------    -------    --------
 Net Income (Loss) ...................................  $ 2,830    $ (1,330)   $ 4,149    $ (2,882)
                                                        =======    ========    =======    ========
 Earnings (Loss) Per Common Share:
  Basic and diluted ..................................  $  0.11    $  (0.07)   $  0.18    $  (0.16)
                                                        =======    ========    =======    ========
 Weighted number of shares outstanding (in thousands):
  Basic ..............................................   25,548      17,833     23,135      17,609
  Diluted ............................................   26,082      17,833     23,573      17,609
 EBITDA * ............................................  $ 5,064    $ (1,134)   $ 7,795    $ (2,605)
                                                        =======    ========    =======    ========

           See notes to condensed consolidated financial statements
---------
* EBITDA consists of earnings (loss) before interest income and expense, income taxes, depreciation and amortization. See related discussion in Results of Operations appearing elsewhere in this report.

                                 US LEC CORP.


                     CONDENSED CONSOLIDATED BALANCE SHEETS


              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)



                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        1998          1997
                                                                                    ------------ -------------
ASSETS
  CURRENT ASSETS:
   Cash and cash equivalents ......................................................   $ 59,013     $  3,189
   Certificates of deposit ........................................................        349          349
   Accounts receivable ............................................................     28,833        6,006
   Prepaid expenses and other assets ..............................................        651          111
                                                                                      --------     --------
    Total current assets ..........................................................     88,846        9,655
PROPERTY AND EQUIPMENT, NET .......................................................     38,562       12,890
OTHER ASSETS ......................................................................        436          136
                                                                                      --------     --------
TOTAL ASSETS ......................................................................   $127,844     $ 22,681
                                                                                      ========     ========
LIABILITIES AND STOCKHOLERS' EQUITY
  CURRENT LIABILITIES:
   Accounts payable ...............................................................   $  9,487     $  8,201
   Deferred revenue ...............................................................        272        1,142
   Accrued expenses ...............................................................     13,972        2,299
   Accrued interest payable -- related party ......................................         --          282
                                                                                      --------     --------
    Total current liabilities .....................................................     23,731       11,924
NOTES PAYABLE -- STOCKHOLDERS .....................................................         --        5,000
                                                                                      --------     --------
STOCKHOLDERS' EQUITY
  Common stock -- Class A, $.01 par value (72,924,728 authorized shares, 10,345,000
   outstanding at June 30, 1998) ..................................................        103           38
  Common stock -- Class B, $.01 par value (17,075,272 authorized shares, 17,075,270
   outstanding at June 30, 1998) ..................................................        171          166
  Additional paid-in capital ......................................................    106,561       11,174
  Accumulated deficit .............................................................     (2,722)      (5,621)
                                                                                      --------     --------
    Total stockholders' equity ....................................................    104,113        5,757
                                                                                      --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $127,844     $ 22,681
                                                                                      ========     ========

            See notes to condensed consolidated financial statements

                                 US LEC CORP.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        -------------------------
                                                                                            1998         1997
                                                                                        ------------ ------------
OPERATING ACTIVITIES:
  Net income (loss) ...................................................................  $   4,149     $ (2,882)
                                                                                         ---------     --------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ......................................................      1,367          102
   Stock compensation .................................................................         75           --
   Deferred compensation expense ......................................................         57           --
   Changes in assets and liabilities which provided (used) cash:
    Accounts receivable ...............................................................    (22,827)        (244)
    Prepaid expenses and other assets .................................................       (359)         127
    Other assets ......................................................................         54          (91)
    Accounts payable ..................................................................        729          140
    Deferred revenue ..................................................................       (869)          --
    Accrued expenses ..................................................................     11,489          364
    Accrued interest payable -- related party .........................................       (282)         186
                                                                                         ---------     --------
      Total adjustments ...............................................................    (10,566)         584
                                                                                         ---------     --------
      Net cash used in operating activities ...........................................     (6,417)      (2,298)
                                                                                         ---------     --------
INVESTING ACTIVITIES:
  Purchase of property and equipment ..................................................    (25,373)      (2,432)
  Advance to stockholder ..............................................................         --       (2,417)
                                                                                         ---------     --------
      Net cash used in investing activities ...........................................    (25,373)      (4,849)
                                                                                         ---------     --------
FINANCING ACTIVITIES:
  Issuance of common shares and limited liability company units .......................     87,614        4,348
  Proceeds of notes payable -- stockholders ...........................................      3,289        3,500
  Repayment of notes payable -- stockholders ..........................................     (3,289)        (600)
                                                                                         ---------     --------
      Net cash provided by financing activities .......................................     87,614        7,248
                                                                                         ---------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................     55,824          101
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................      3,189          726
                                                                                         ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................................  $  59,013     $    827
                                                                                         =========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash Paid for Interest ..............................................................  $     505     $      1
                                                                                         =========     ========
  Cash Paid for Taxes .................................................................  $   1,860     $     --
                                                                                         =========     ========

            See notes to condensed consolidated financial statements

                                 US LEC CORP.


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                               CLASS A   CLASS B   ADDITIONAL
                                                COMMON    COMMON    PAID-IN    ACCUMULATED
                                                STOCK     STOCK     CAPITAL      DEFICIT      TOTAL
                                              --------- --------- ----------- ------------ -----------
 Balance at January 1, 1998 .................    $ 38      $166    $ 11,174     $ (5,621)   $  5,757
 Public stock offering ......................      63        --      87,079           --      87,142
 Conversion of $5,000 stockholder loans for
  480,770 shares of Class B Common Stock ....      --         5       4,995           --       5,000
 Dividend ...................................      --        --       1,250       (1,250)         --
 Issuance of stock warrants .................      --        --          75           --          75
 Issuance of employee stock options .........      --        --         548           --         548
 Exercise of warrants (net of tax) ..........       2        --       1,440           --       1,442
 Net income .................................      --        --          --        4,149       4,149
                                                 ----      ----    --------     --------    --------
 Balance at June 30, 1998 ...................    $103      $171    $106,561     $ (2,722)   $104,113
                                                 ====      ====    ========     ========    ========

           See notes to condensed consolidated financial statements

                                 US LEC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements (including the notes thereto) for the year ended December 31, 1997 included in the Company's prospectus dated April 23, 1998, which is on file with the U.S. Securities and Exchange Commission (the "Commission"). Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common and common equivalent share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is based on net income (loss) divided by the weighted average common shares outstanding during the period. The weighted average shares outstanding used in the calculation for 1997 has been determined by giving retroactive effect to the merger of the predecessor limited liability company into the Company, which occurred on December 31, 1997 (based on the share conversion ratios utilized in the merger). Outstanding options and warrants are included in the calculation to the extent they are dilutive. The Company's basic and diluted weighted average number of shares outstanding for the three and six month periods ended June 30, 1998 and 1997 were as follows:




                                                             THREE MONTHS               SIX MONTHS
                                                            ENDED JUNE 30,            ENDED JUNE 30,
                                                       ------------------------- ------------------------
                                                           1998         1997         1998         1997
                                                       ------------ ------------ ------------ -----------
Basic Weighted Average Number of Shares Outstanding ..  25,547,853  17,832,750    23,134,945  17,608,714
 Dilutive Stock Options ..............................     187,877                    84,072
 Dilutive Stock Warrants .............................     346,141                   354,087
                                                        ----------                ----------
Diluted Weighted Average Number of Shares Outstanding   26,081,871  17,832,750    23,573,104  17,608,714
                                                        ==========  ==========    ==========  ==========

3. NOTES PAYABLE

     During the first quarter of 1998, Tansukh V. Ganatra, US LEC's President and Chief Operating Officer, and Melrich Associates, L.P. (an entity of which Richard T. Aab, US LEC's Chairman and Chief Executive Officer, is a general partner) loaned the Company a total of $3,289. The Company repaid all the outstanding amounts due under the loans in June of 1998. Interest expense related to these loans was $223 for the six months ended June 30, 1998.


4. INCOME TAXES

     US LEC was organized as an S Corporation for the period from inception to December 31, 1996, and as a limited liability company for the period from January 1, 1997 to December 31, 1997, on which date it was effectively converted to C Corporation status. Effective January 1, 1998, US LEC began recognizing income tax expense associated with its taxable income. Accordingly, US LEC recognized income tax expense in the amount of $2,785 applicable to taxable income for the six months ended June 30, 1998. If the Company had operated as a C Corporation during 1997 there would have been no material change in reported net loss or loss per share.

                                 US LEC CORP.

5. COMMITMENTS AND CONTINGENCIES
     A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). Management believes that such amounts are due pursuant to its interconnection agreements with ILECs. However, in August 1997, BellSouth notified US LEC and other CLECs that it would not pay or collect reciprocal compensation under interconnection agreements for traffic terminated to enhanced service providers ("ESPs"), including information service providers such as internet service providers ("ISPs"). On February 26, 1998, following a petition by US LEC, the North Carolina Utilities Commission ("NCUC") ordered BellSouth to bill and pay for all such traffic. Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC's order and an action for declaratory judgement and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina. This action was filed against US LEC and the NCUC. The parties are currently awaiting the decision of the U.S. District Court. However, on August 5, 1998, BellSouth filed a motion with the U.S. District Court asking that the court refer the matter to the Federal Communications Commission for review.

     Management believes that the Company will ultimately be successful in this proceeding but expects that BellSouth may, nonetheless, elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to US LEC. If a decision adverse to US LEC is issued by the U.S. District Court or on any appeal or review of a favorable decision by the U.S. District Court, or in an other proceeding related to this issue, or if the Federal Communications Commission were to alter its view of reciprocal compensation, such an event would have material adverse effect on US LEC's operating results, financial condition and current business strategy

     Based upon the favorable decision of the NCUC, US LEC recognized $1,141 of previously deferred reciprocal compensation as revenue during the quarter ended March 31, 1998.


6. STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING -- On April 29, 1998, US LEC completed the sale of 5,500,000 shares of Class A Common Stock through an initial public offering. Additionally, on May 12, 1998, US LEC issued 825,000 shares of Class A Common Stock in connection with the underwriters' exercise of their option to cover over-allotments. The total offering resulted in net proceeds of approximately $87,142. US LEC intends to use substantially all of the net proceeds to further expand and develop its telecommunications network.

     WARRANTS -- In June 1998, a former executive officer of the Company exercised a warrant to purchase 165,000 shares of Class A Common Stock for $2.86 per share.

     STOCK OPTIONS -- US LEC adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. During the quarter ended June 30, 1998, the Company granted options to two employees to purchase a total of 560,000 shares of Class A Common Stock. These options vest annually over four years. Also, during the quarter ended June 30, 1998, the Company granted options to purchase 5,000 shares of Class A Common Stock to each of the Company's two outside directors. These options vested immediately upon grant. In July 1998, the Company granted stock options to purchase 36,000 shares of Class A Common Stock. As of July 31, 1998, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 788,900 shares of Class A Common Stock at a weighted average exercise price of approximately $14.50 per share.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Except for the historical information provided below, the matters discussed in this item are forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to successfully attract and retain personnel, competition, uncertainties regarding its dealings with ILECs, other telecommunications carriers and facility providers, regulatory uncertainties, and the possibility of an adverse decision related to reciprocal compensation owing to the Company by BellSouth, as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Risk Factors" section and elsewhere in the Company's prospectus dated April 23, 1998, which is on file with the Securities and Exchange Commission.


OVERVIEW

     US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides switched local, long distance and enhanced telecommunications services primarily to medium and large-sized organizations located in selected markets in the southeastern United States. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996, which enhanced the competitive environment for local exchange services. US LEC initiated service in Charlotte, North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services, and subsequently initiated service in Raleigh and Greensboro, North Carolina, Atlanta, Georgia and Memphis, Nashville, and Knoxville, Tennessee and on August 3, 1998, Orlando, Florida. US LEC currently plans to enter additional markets in the southeastern United States during 1998 and 1999.


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

     Revenue for the quarter ended June 30, 1998 and 1997 was $18.3 million and $229,000, respectively. For the six months ended June 30, 1998 and 1997, revenue was $32.0 million and $230,000, respectively. The increase in revenue was due to an increase in the total number of customers in addition to an increase in usage by customers. As expected, a majority of this revenue was comprised of reciprocal compensation derived from traffic terminated by US LEC that was originated by customers of ILECs in the Company's North Carolina markets. (See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion of certain contingencies associated with this revenue). The balance of US LEC's revenue was comprised of recurring and non-recurring charges paid by the Company's new and existing customers. Billable minutes of use (MOUs) were approximately 8.6 million in the second quarter of 1997 compared to approximately 1.96 billion in the second quarter of 1998. Year-to-date MOUs were 8.7 million in the six month period ended June 30, 1997 compared to 3.31 billion in the six month period ended June 30, 1998. Billable trunks at June 30, 1998 were 16,872 which represents an increase of more than 16,000 over the number of trunks at June 30, 1997. Equivalent access lines increased from 4,087 at June 30, 1997 to 102,762 at June 30, 1998.

     Cost of services is currently comprised primarily of leased transport, facility installation and usage charges. Cost of services increased from $315,000, or 138% of revenue for the quarter ended June 30, 1997, to $7.5 million, or 41% of revenue for the quarter ended June 30, 1998, and from $738,000, or 321% of revenue, to $14.0 million, or 44% of revenue, for the comparable year-to-date periods. This increase was primarily a result of the increase in the size of US LEC's network and increased usage by its customers.

     Selling, general and administrative expenses for the second quarter 1998 increased by $4.7 million to $5.7 million, or 31% of revenue, compared to $1.0 million, or 458% of revenue for the second quarter 1997. These expenses increased by $8.1 million to $10.2 million for the first six months of 1998, or 32% of revenue, compared to $2.1 million, or 912% of revenue for the comparable period in 1997. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing.

     Depreciation and amortization for the quarter and year-to-date for 1998 increased to $925,000 from $88,000 and to $1.4 million from $102,000, respectively, over the comparable 1997 periods due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

     Interest income for the quarter and year-to-date for 1998 increased over 1997 by $667,000 and $717,000, respectively, as a result of investing the proceeds from the Company's April 29, 1998 initial public offering.

     Interest expense for the quarter and year-to-date periods (decreased) increased from comparable 1997 periods by ($37,000) and $36,000, respectively. These changes were primarily due to changes in the average outstanding notes payable balances during the compared periods.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and year-to-date for 1998 increased to $5.1 million from ($1.1) million and to $7.8 million from ($2.6) million, respectively, over the comparable 1997 periods. While EBITDA does not represent cash flow or results of operations in accordance with generally accepted accounting principles, it is a measure of financial performance commonly used in the telecommunications industry. However, EBITDA is not necessarily comparable with similarly titled measures for other companies. Management attributes the Company's ability to generate positive EBITDA and net income after a relatively short period of operations to its capital efficient network strategy, which does not require a lengthy "build-out" period to construct a fiber optic transmission network, and to efficient network utilization associated with the high traffic volume of its customer base. As a result of these factors, management expects continued improvement in the Company's EBITDA and net income during the execution of its current expansion plan.

     As a result of the increase in revenue, the Company's capital efficient network strategy and efficient network utilization, net income for the three months and six months ended June 30, 1998 amounted to $2.8 million ($.11 per share) and $4.1 million ($.18 per share), respectively, compared to a net loss of $1.3 million and $2.9 million for the comparable periods in 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     US LEC's business is capital intensive and its operations will require substantial capital expenditures for the purchase and installation of network switches and related electronic equipment. The Company's capital expenditures were $27.0 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively. US LEC will have substantial capital requirements in connection with its planned expansion into additional locations throughout the southeastern United States by the end of 1999. US LEC anticipates additional capital expenditures of approximately $16 million during the remainder of 1998 and $29 million in 1999. US LEC intends to fund these expenditures with the balance of the net proceeds of its initial public offering.

     At December 31, 1997, US LEC was indebted to Richard T. Aab, the Company's principal stockholder, Chairman and Chief Executive Officer, in the amount of $5.0 million. On February 14, 1998, Mr. Aab exchanged this loan for 480,770 shares of Class B Common Stock. During the first quarter of 1998, Tansukh V. Ganatra, US LEC's President and Chief Operating Officer, and Melrich Associates, L.P. (an entity of which Mr. Aab is a general partner) loaned the Company a total of $3.3 million. The Company repaid these loans in June 1998.

     Cash used in operating activities was approximately $6.4 million for the six months ended June 30, 1998 compared to $2.3 million during the comparable 1997 period. The increase in cash used in operating activities was primarily due to a $22.6 million increase in accounts receivable, partially offset by an increase in net income of $7.0 million and an $11.1 million increase in accrued expenses. Substantially all of the Company's accounts receivable at June 30, 1998 represented amounts due from BellSouth for reciprocal compensation. Management expects receivables due from BellSouth to continue to increase until the pending issues with BellSouth are resolved. (See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion of certain contingencies associated with reciprocal compensation). The increase in accrued expenses was primarily the result of an increase in accrued network costs, accrued compensation and other accrued expenses related to the Company's expansion.


YEAR 2000

     Many computer systems will experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. Most of the Company's information technology purchases were made after March of 1997 and, since the Company's systems are relatively new and there were no legacy systems to integrate, the Company believes its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. The Company therefore, does not expect it's year 2000 compliance cost to be significant.

     While the Company believes that its hardware and software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, while most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being year 2000 compliant, if the software applications of local exchange carriers, long distance carriers, service providers or others on whose services the

Company depends on are not year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES

     In June 1998, the Company issued 165,000 shares of Class A Common Stock to a former executive officer who exercised warrants at $2.86 per share for a total consideration of $471,900. These warrants were issued in August 1997 in connection with his employment with the Company. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The purchaser was a former executive officer of the Company and the stock certificates bear restrictive legends.


     USE OF PROCEEDS FROM REGISTERED SECURITIES

     On February 13, 1998, US LEC filed a Registration Statement to register up to 6,325,000 shares of its Class A Common Stock (the "Common Stock") for sale by the Company. In April and May 1998, the Company completed an offering of these 6,325,000 shares (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $88.2 million, after deducting underwriting discounts and commissions of $6.6 million. As of June 30, 1998, the Company had used approximately $29.0 million of such net proceeds together with proceeds from prior capital contributions as follows: (i) $1.1 million for offering expenses, (ii) $21.1 million for the purchase of property and equipment, (iii) $3.8 million to repay indebtedness to two stockholders, including accrued interest and (iv) the balance for general corporate purposes.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None


ITEM 5. OTHER INFORMATION

     On June 30, 1998, RTA Associates L.L.C. ("RTA"), an affiliate of Richard
T. Aab, the Chairman, Chief Executive Officer and largest shareholder of US LEC, acquired a 69% interest in Metacomm, LLC ("Metacomm"). Metacomm is engaged in the business of developing and marketing a high-speed telecommunications network in North Carolina and is a customer of US LEC. Traffic on Metacomm's network also accounts for a majority of the reciprocal compensation owed to US LEC by BellSouth. RTA's acquisition of an interest in Metacomm occurred after US LEC considered and declined the opportunity to acquire an interest in Metacomm, and after Mr. Aab consulted with the other directors of US LEC. US LEC's business dealings with Metacomm are expected to continue on the same basis as those dealings occurred prior to June 30.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:




 EXHIBIT NO.                           DESCRIPTION
-------------   --------------------------------------------------------
  3.1           Restated Certificate of Incorporation*
  3.2           By-laws*
  3.3           Amendment No. 1 to By-laws*
 11.1           Statement Regarding Computation of Earnings per Share**
  27            Financial Data Schedule

---------
* Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 (File No. 333-46341).

** Incorporated by reference to the Company's Condensed Consolidated Statements of Operations appearing in Part I of this report.

     (b) Form 8-K: None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        US LEC CORP.

                                        By: ----------------------------------

                              MICHAEL K. ROBINSON
        EXECUTIVE VICE PRESIDENT -- FINANCE AND CHIEF FINANCIAL OFFICER