Form 10-Q
period 1998-09-30
US LEC CORP
filed 1998-11-02
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                         Commission file number 0-24061

                                  US LEC Corp.
              (Exact name of registrant as specified in its charter)


                                    Delaware
          (State or other jurisdiction of incorporation or organization)


                                    56-2065535
                      (I.R.S. Employer Identification No.)

Transamerica Square, 401 North Tryon Street, Suite 1000      Charlotte, North Carolina 28202
--------------------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  (704) 319-1000
               (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )
--------------------------------------------------------------------------------


As of October 30, 1998, there were 10,345,000 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                                  US LEC Corp.

                                Table of Contents

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):

Condensed Consolidated Statements of Operations - Three and nine month periods ended September 30, 1998 and 1997

Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Cash Flows - Nine month periods ended September 30, 1998 and 1997

Condensed Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 1998

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

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                  US LEC Corp.
                Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                           Three months               Nine months
                                        Ended September 30,         Ended September 30,
                                           1998         1997          1998        1997
                                        ------------  ---------    -----------  ---------

Revenue                                    $ 22,291     $1,530       $ 54,269     $1,760
Cost of Services                              7,296      1,075         21,306      1,813
                                        ------------  ---------    -----------  ---------


Gross Margin                                 14,995        455         32,963        (53)

Selling, General and Administrative Expenses  6,690      1,294         16,863      3,391
Depreciation and Amortization                 1,547        125          2,914        228
                                        ------------  ---------    -----------  ---------

Operating Income (Loss)                       6,758       (964)        13,186     (3,672)

Interest Income                                (705)       (18)        (1,434)       (31)
Interest Expense                                  1        120            224        307
                                        ------------  ---------    -----------  ---------

Income (Loss) Before Income Taxes             7,462     (1,066)        14,396     (3,948)

Provision for Income Taxes                    2,999          -          5,784          -
                                        ------------  ---------    -----------  ---------

Net Income (Loss)                           $ 4,463    $(1,066)       $ 8,612    $(3,948)
                                        ============  =========    ===========  =========
Earnings (Loss) Per Common Share:
    Basic                                    $ 0.16     $(0.06)        $ 0.35     $(0.22)
                                        ============  =========    ===========  =========
    Diluted                                  $ 0.16     $(0.06)        $ 0.34     $(0.22)
                                        ============  =========    ===========  =========


Weighted average number of shares
outstanding (in thousands):
    Basic                                    27,420     19,076         24,579     18,114
    Diluted                                  27,905     19,076         25,032     18,114


EBITDA *                                    $ 8,305     $ (839)      $ 16,100    $(3,444)
                                        =======================    ===========  =========

See notes to condensed consolidated financial statements

* EBITDA consists of earnings (loss) before interest income and expense, income taxes, depreciation and amortization. See related discussion in Results of Operations appearing elsewhere in this report.

                                  US LEC Corp.
                      Condensed Consolidated Balance Sheets
              (Dollars in thousands, except per share information)
                                   (Unaudited)

                                                              September 30, December 31,
                                                                 1998          1997
                                                              ------------  ------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                  $ 36,840       $ 3,189
      Certificates of deposit and restricted cash                   1,177           349
      Accounts Receivable (net of allowance of $6,007 at
      September 30, 1998 and $0 at December 31, 1997)              45,179         6,006
      Prepaid expenses and other assets                               752           111
                                                              ------------  ------------

         Total current assets                                      83,948         9,655

PROPERTY AND EQUIPMENT, NET                                        49,905        12,890

OTHER ASSETS                                                          467           136
                                                              ------------  ------------

TOTAL ASSETS                                                    $ 134,320      $ 22,681
                                                              ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                           $ 10,797       $ 8,201
      Deferred revenue                                                511         1,142
      Accrued expenses                                             14,436         2,581
                                                              ------------  ------------

         Total current liabilities                                 25,744        11,924
                                                              ------------  ------------

NOTES PAYABLE-STOCKHOLDERS                                              -         5,000
                                                              ------------  ------------

STOCKHOLDERS' EQUITY
   Common stock-Class A, $.01 par value (72,924,728 authorized
        shares, 10,345,000 outstanding at September 30, 1998)         103            38
   Common stock-Class B, $.01 par value (17,075,272 authorized
        shares, 17,075,270 outstanding at September 30, 1998)         171           166
   Additional paid-in capital                                     106,561        11,174
   Retained earnings (Accumulated deficit)                          1,741        (5,621)
                                                              ------------  ------------

         Total stockholders' equity                               108,576         5,757
                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 134,320      $ 22,681
                                                              ============  ============


            See notes to condensed consolidated financial statements

                                  US LEC Corp.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                   1998        1997
                                                                                                 ---------   ---------

OPERATING ACTIVITIES:
   Net income (loss)                                                                              8,612        $(3,948)
                                                                                                -------        -------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                              2,914            227
      Allowance for accounts receivable                                                           6,007           --
      Stock compensation                                                                             75             24
      Loss on sale of assets                                                                         32           --
      Deferred compensation expense                                                                  91           --

      Changes in assets and liabilities which provided (used) cash:
         Accounts receivable                                                                    (45,180)        (1,253)
         Prepaid expenses and other assets                                                         (516)           (56)
         Accounts payable                                                                         2,003            661
         Deferred revenue                                                                          (630)          --
         Accrued expenses                                                                        11,947            878
                                                                                                -------        -------
             Total adjustments                                                                  (23,257)           481
                                                                                                -------        -------
             Net cash used in operating activities                                              (14,645)        (3,467)
                                                                                                -------        -------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                           (38,505)        (3,261)
   Sale of property and equipment                                                                    15           --
   Certificates of deposit and restricted cash                                                     (828)          (150)
   Advance to stockholder                                                                          --             (135)
                                                                                                -------        -------
             Net cash used in investing activities                                              (39,318)        (3,546)
                                                                                                -------        -------

FINANCING ACTIVITIES:
   Issuance of common shares and limited liability company units                                 87,614          6,044
   Proceeds of notes payable-stockholders (Net of repayments)                                      --            2,540
                                                                                                -------        -------
             Net cash provided by financing activities                                           87,614          8,584
                                                                                                -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        33,651          1,571

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    3,189            726
                                                                                                -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         36,840        $ 2,297
                                                                                                =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash Paid for Interest                                                                           505        $     1
                                                                                                =======        =======
   Cash Paid for Taxes                                                                            1,860        $  --

                                                                                                =======        =======

            See notes to condensed consolidated financial statements

                                  US LEC Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                  For the Nine Months ended September 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)


                                       Class A             Class B             Additional          Retained Earnings

                                    Common Stock        Common Stock        Paid-in Capital      (Accumulated Deficit)      Total
                                    ------------        ------------        ---------------      ---------------------    ----------

Balance at December 31, 1997          $   38              $  166              $ 11,174              $   (5,621)            $   5,757

Public stock offering                     63                   -                87,079                       -                87,142

Conversion of $5,000 stockholder
  loans for 480,770 shares of
  Class B Common Stock                     -                   5                 4,995                       -                 5,000

Dividend                                   -                   -                 1,250                   (1,250)                   -

Issuance of stock warrants                 -                   -                    75                       -                    75

Issuance of employee stock options         -                   -                   548                       -                   548

Exercise of warrants (net of tax benefit)  2                   -                 1,440                       -                 1,442

Net income                                 -                   -                     -                    8,612                8,612
                                      -------             ------              --------              -----------              -------
Balance at September 30, 1998         $  103              $  171              $106,561               $    1,741            $ 108,576
                                      ======              ======              ========               ==========            =========



            See notes to condensed consolidated financial statements

                                  US LEC Corp.
              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements (including the notes thereto) for the year ended December 31, 1997 included in the Company's prospectus dated April 23, 1998, and the first and second quarterly reports for 1998 on Form 10-Q, which are on file with the U.S. Securities and Exchange Commission (the "Commission"). Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2. Certificates of Deposit and Restricted cash

Certificates of deposit and restricted cash are carried at cost and serve as collateral for letters of credit related to certain office leases.

3. Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is based on net income (loss) divided by the weighted average common shares outstanding during the period. The weighted average shares outstanding used in the calculation for 1997 has been determined by giving retroactive effect to the merger of the predecessor limited liability company into the Company, which occurred on December 31, 1997 (based on the share conversion ratios utilized in the merger). Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares (in thousands of shares) for the three and nine month periods ended September 30, 1998 and 1997 were as follows:


                                        Three months              Nine months
                                      ended September 30,      ended September 30,
                                          1998        1997        1998       1997
                                          ----        ----        ----       ----
      Basic Weighted Average Number of
         Shares Outstanding              27,420      19,076      24,579      18,114

      Dilutive Stock Options                237         -           133         -

      Dilutive Stock Warrants               248         -           320         -
                                         ------      ------      ------      ------
      Diluted Weighted Average Number of
         Shares Outstanding              27,905      19,076      25,032      18,114
                                         ======      ======      ======      ======

4. Income Taxes

US LEC was organized as an S Corporation for the period from inception to December 31, 1996, and as a limited liability company for the period from January 1, 1997 to December 31, 1997, on which date it was effectively converted to C Corporation status. Effective January 1, 1998, US LEC began recognizing income tax expense associated with its taxable income. Accordingly, US LEC recognized income tax expense in the amount of $5,784 applicable to taxable income for the nine months ended September 30, 1998. If the Company had operated as a C Corporation during 1997 there would have been no material change in reported net loss or loss per share.

5. Commitments and Contingencies

A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). Management believes that such amounts are due pursuant to its interconnection agreements with ILECs. However, in August 1997, BellSouth notified US LEC and other CLECs that it would not pay or collect reciprocal compensation under interconnection agreements for traffic terminated to enhanced service providers ("ESPs"), including information service providers such as internet service providers ("ISPs"). On February 26, 1998, following a petition by US LEC, the North Carolina Utilities Commission ("NCUC") ordered BellSouth to bill and pay for all such traffic. Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC's order and an action for declaratory judgement and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina. This action was filed against US LEC and the NCUC. The parties are currently awaiting the decision of the U.S. District Court on certain motions, including BellSouth's motion requesting referral from the Federal Communications Commission ("FCC").

On September 14, 1998, US LEC filed a complaint with the NCUC in which it is asking the NCUC to order BellSouth to pay all sums due related to facilities, non-ISP based reciprocal compensation and intraLATA toll termination charges. In addition, on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from an unspecified portion of obligations under the interconnection agreement to pay reciprocal compensation related to traffic related to Metacomm, LLC, a BellSouth and US LEC customer.

Management believes that the Company will ultimately obtain favorable results in these proceedings. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to US LEC. If a decision adverse to US LEC is issued in any of these proceedings by the U.S. District Court or the NCUC or on any appeal or review of a favorable decision by the U.S. District Court, the NCUC, or in any other proceeding related to these issues, or if the FCC were to alter its view of reciprocal compensation, such an event would have a material adverse effect on US LEC's operating results and financial condition.

6. Stockholders' Equity

   Initial Public Offering -- On April 29, 1998, US LEC completed the sale of 5,500,000 shares of Class A Common Stock through an initial public offering. Additionally, on May 12, 1998, US LEC issued 825,000 shares of Class A Common Stock in connection with the underwriters' exercise of their option to cover over-allotments. The total offering resulted in net proceeds of approximately $87,142, after deducting underwriting discounts, commissions and offering expenses. US LEC intends to use substantially all of the net proceeds of the initial public offering to further expand and develop its telecommunications network.

   Stock Options -- US LEC adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. As of September 30, 1998, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 936,300 shares of Class A Common Stock.

   Form S-8 Registration Statement -- On August 17, 1998 the Company filed a registration statement on Form S-8 to register (i) 1,300,000 shares of Class A Common Stock reserved for issuance under the Company's 1998 Omnibus Stock Plan and (ii) 180,000 shares of Class A Common Stock reserved for issuance upon the exercise on nontransferable warrants granted by the Company to employees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, the demand for US LEC's services, the ability of the Company to successfully attract and retain personnel, competition, uncertainties regarding its dealings with ILECs, other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of the capacity, the need to finance operations and future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owing to the Company by BellSouth, as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "risk factors" sections and elsewhere in the Company's prospectus dated April 23,1998, which is on file with the Securities and Exchange Commission.

OVERVIEW

US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides switched local, long distance and enhanced telecommunications services primarily to medium and large-sized organizations located in selected markets in the southeastern United States. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996, which enhanced the competitive environment for local exchange services. US LEC initiated service in Charlotte, North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services, and subsequently initiated service in Raleigh and Greensboro, North Carolina, Atlanta, Georgia and Memphis, Nashville, and Knoxville, Tennessee, Orlando, and Miami, Florida. US LEC currently plans to enter additional markets during 1998 and 1999.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared With The Three and Nine Months Ended September 30, 1997

Revenue for the quarter ended September 30, 1998 and 1997 was $22.3 million and $1.5 million respectively. For the nine months ended September 30, 1998 and 1997, revenue was $54.3 million and $1.8 million, respectively. The significant increase in revenue was due the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in usage by customers. The Company's core business revenue continued to grow, as well as the revenue related to reciprocal compensation. (See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion related to reciprocal compensation and other disputed amounts owed from BellSouth). A majority of the Company's revenue was comprised of reciprocal compensation derived from traffic terminated by US LEC that was originated by customers of ILECs (principally BellSouth) in the Company's markets. Given that no near term resolution of the reciprocal compensation issue is expected, the Company elected to accrue a $6.0 million reserve against reciprocal compensation revenue and receivables during the quarter ending September 30, 1998. The results reported in this report are net of these and other normal operating adjustments. This reserve was made based on management's' estimates, and does not reflect a change in the Company's commitment to pursue the matter to a successful conclusion.

Billable minutes of use (MOUs) were approximately 69.7 million in the third quarter of 1997 compared to approximately 3.1 billion in the third quarter of 1998. Year-to-date MOUs were 78.4 million in the nine-month period ended September 30, 1997 compared to 6.4 billion in the nine-month period ended September 30, 1998. Billable trunks at September 30, 1998 were 29,981, which represents an increase of more than 27,000 over the number of trunks at September 30, 1997. Equivalent access lines increased from 15,504 at September 30, 1997 to 152,018 at September 30, 1998. Equivalent Access Lines is a term used by US LEC to quantify the size of its network. During the quarter ending September 30, 1998, the Company modified the ratio of lines per trunk used in calculating Equivalent Access Lines. (See note below)

Note: Equivalent Access Lines are based on the number of customer lines and trunks and the utilization of those lines and trunks during the "busy hour". The "busy hour" refers to the hour of the day when line usage is at its highest level. The Company calculates its Equivalent Access Lines by multiplying the number of its trunks in service by five and adding to the result the number of its separate access lines in service. The decision to use five as the multiplier is based on management's experience, which now indicates that the typical business access line is in use for approximately 400 seconds during the busy hour (or approximately 11.1% of capacity during the busy hour) and a typical business trunk is in use for approximately 2,000 seconds during the busy hour (or approximately 55.6% of capacity during the busy hour) or approximately five times use during the busy hour of a typical business line. Beginning in the third quarter, management changed the multiplier that it uses in the calculation of EAL from six to five in order to reflect changes in the usage of its network.

Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $1.1 million, or 70.3% of revenue, for the quarter ended September 30, 1997, to $7.3 million, or 32.7% of revenue, for the quarter ended September 30, 1998, and from $1.8 million, or 103.0% of revenue, to $21.3 million, or 39.2% of revenue, for the comparable year-to-date periods. This increase was primarily a result of the increase in the size of US LEC's network and increased usage by its customers. During the third quarter, the Company continued to evaluate its network cost accruals and an adjustment was made reducing network cost by $2.6 million. This adjustment represents the difference between the remaining invoices expected to be paid for certain prior periods compared to the accrual remaining for the same periods. Reported results are net of these and other normal operating adjustments.

Selling, general and administrative expenses for the third quarter 1998 increased to $6.7 million, or 30% of revenue, compared to $1.3 million, or 85% of revenue for the third quarter 1997. These expenses increased to $16.9 million for the first nine months of 1998, or 31% of revenue, compared to $3.4 million, or 193% of revenue for the comparable period in 1997. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing and also legal expenses associated with the BellSouth litigation.

Depreciation and amortization for the quarter and year-to-date for 1998 increased to $1.5 million from $0.1 million and to $2.9 million from $0.2 million, respectively, over the comparable 1997 periods due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

Interest income for the quarter and year-to-date periods in 1998 increased over 1997 by $0.7 million and $1.4 million, respectively, as a result of investing the proceeds from the Company's initial public offering.

Interest expense for the quarter and year-to-date periods in 1998 decreased from comparable 1997 periods by $119,000 and $83,000, respectively. These decreases were primarily due to the full repayment of $3.3 million in notes payable in June of 1998.

Provision for income taxes for the quarter and year-to-date periods in 1998 is $3.0 million and $5.8 million, respectively, and is based on a 40% effective tax rate.

As a result of the foregoing, net income for the three months and nine months ended September 30, 1998 amounted to $4.5 million, or $.16 per share (diluted), and $8.6 million, or $.34 per share (diluted), respectively, compared to a net loss of ($1.1 million), or ($.06) per share (diluted), and ($3.9 million), or ($.22) per share (diluted), for the comparable periods in 1997, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and year-to-date for 1998 increased to $8.3 million from a loss of ($0.8) million and to $16.1 million from a loss of ($3.4) million, respectively, over the comparable 1997 periods. While EBITDA does not represent cash flow or results of operations in accordance with generally accepted accounting principles, it is a measure of financial performance commonly used in the telecommunications industry. However, EBITDA is not necessarily comparable with similarly titled measures for other companies.

LIQUIDITY AND CAPITAL RESOURCES

US LEC's business is capital intensive and its operations will require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's capital expenditures were $38.5 million and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during 1998, 1999 and beyond. Funding for expansion beyond the Company's initial network deployment may require additional financing. There can be no assurance that the Company will be able to secure additional financing in amounts or under terms acceptable to the Company. Should the Company receive payment of a significant portion of the outstanding receivable due from BellSouth, the Company believes no additional financing will be necessary to fulfill the Company's initial expansion.

Cash used in operating activities was approximately $14.6 million for the nine months ended September 30, 1998 compared to $3.5 million during the comparable 1997 period. The increase in cash used in operating activities was primarily due to a $37.9 million increase in accounts receivable (net of receivable allowance), offset by an increase in net income of $12.6 million, an increase in depreciation of $2.7 million and an $11.1 million increase in accrued expenses. Substantially all of the Company's accounts receivable at September 30, 1998 represented amounts due from BellSouth for reciprocal compensation, facility charges, intraLATA toll and other charges. Management expects receivables due from BellSouth to continue to increase until the pending issues with BellSouth are resolved. (See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion of certain contingencies associated with reciprocal compensation and other amounts due from Bell South). The increase in depreciation is due to the increase in depreciable assets in service related to US LEC's network expansion. The increase in accrued expenses was primarily the result of an increase in accrued network costs, accrued compensation and other accrued expenses related to the Company's expansion.

YEAR 2000

Many computer systems will experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. Most of the Company's information technology purchases were made after March of 1997 and, since the Company's systems are relatively new and there were no legacy systems to integrate, the Company believes its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. The Company, therefore, does not expect it's year 2000 compliance cost to exceed $100 thousand.

The Company will begin conducting verification testing of all its internal information technology and information systems beginning in 1998. The testing will be a multi-phased process which will include, but not be limited to, setting the system clocks to simulate several key dates and times in the year 2000, then performing daily activities. The infrastructure, servers and workstations, as well as software systems will be tested and validated using this process.

While the Company believes that its hardware and software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, while most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being year 2000 compliant, if the software applications of local exchange carriers, long distance carriers, service providers or others on whose services the Company depends on are not year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company has not yet established a contingency plan in the event its suppliers and vendors are not year 2000 compliant.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

US LEC is not currently a party to any material legal proceedings, other than the NCUC and U.S. District Court proceedings related to reciprocal compensation and other amounts due from BellSouth. Note 5 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.

Item 2.     Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities
   None in the third quarter ending September 30, 1998.

Use of Proceeds from Registered Securities

On February 13, 1998, US LEC filed a Registration Statement to register up to 6,325,000 shares of its Class A Common Stock (the "Common Stock") for sale by the Company. In April and May 1998, the Company completed an offering of these 6,325,000 shares (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $87.1 million, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of $1.1 million. Since receiving these proceeds, the Company had used approximately $48 million of such net proceeds together with proceeds from prior capital contributions as follows: (i) $34.2 million for the purchase of property and equipment, (ii) $3.8 million to repay indebtedness to two stockholders, including accrued interest and (iii) the balance for general corporate purposes.

Item 3.     Defaults upon Senior Securities
   None


Item 4.     Submission of Matters to a Vote of Securities Holders
   None


Item 5.     Other Information
   None


Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                   Exhibit No.            Description
                   -----------            -----------
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

                                US LEC Corp.

                                By:_______________________

                                     Michael K. Robinson
                                     Executive Vice President-Finance and Chief
                                     Financial Officer