Form 10-K405
period 1998-12-31
US LEC CORP
filed 1999-03-31
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                         Commission File Number: 0-24061

                                  US LEC CORP.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  56-2065535
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

        401 NORTH TRYON STREET, SUITE 1000
            CHARLOTTE, NORTH CAROLINA                             28202
     (Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code: (704) 319-1000

Securities registered pursuant to Section 12(b) of Act: None.

Securities registered pursuant to Section 12(g) of Act: Class A Common Stock, par value $.01 per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes        No
-----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $152,153,585 as of March 23, 1999 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

        As of March 23, 1999, there were 10,351,500 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part I, Part II and
Part IV of this report. Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 20, 1999 are incorporated by reference into Part III of this report.

                                  US LEC CORP.
                         1998 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I
Item 1:       Business                                                                      3
Item 2:       Properties                                                                   17
Item 3:       Legal Proceedings                                                            18
Item 4.       Submission of Matters to a Vote of Security Holders                          18

PART II
Item 5:       Market for the Registrant's Common Stock and Related Stockholder Matters     18
Item 6:       Selected Consolidated Financial Data                                         18
Item 7:       Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                              18
Item 8:       Financial Statements and Supplementary Data                                  18
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                 18

PART III
Item 10:      Directors and Executive Officers of the Registrant                           19
Item 11:      Executive Compensation                                                       19
Item 12:      Security Ownership of Certain Beneficial Owners and Management               19
Item 13:      Certain Relationships and Related Transactions                               19

PART IV
Item 14:      Exhibits, Financial Statement Schedules and Reports on Form 8-K              20


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

        US LEC Corp. ("US LEC" or the "Company") is a rapidly growing competitive local exchange carrier ("CLEC") that provides switched local, long distance and enhanced telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, hospitals, hotels, Internet Service Providers ("ISPs") and government agencies. The predecessor to US LEC was incorporated in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. On December 31, 1996, the original corporation was merged into US LEC L.L.C., a limited liability company. On December 31, 1997, in anticipation of an initial public offering, US LEC L.L.C. was merged into US LEC. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services, and now has switches in Charlotte, Raleigh, Greensboro, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa, Jacksonville, and Norfolk/Virginia Beach. US LEC currently plans to establish switch sites in additional markets during 1999, including Richmond, Birmingham, Philadelphia and the Washington D.C. metropolitan area. As of December 31, 1998 the Company had 199,578 Equivalent Access Lines in service. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed explanation of how the Company calculates Equivalent Access Lines.


BUSINESS STRATEGY

        US LEC's objective is to become a leading telecommunications service provider and the primary provider of telecommunications services to its existing and target customers. The principal elements of US LEC's business strategy include:

        DEPLOY A CAPITAL-EFFICIENT NETWORK. US LEC utilizes a "smart-build" strategy of purchasing and deploying switching equipment and leasing the required fiber optic transmission capacity from competitive access providers ("CAPs"), other CLECs and incumbent local exchange carriers ("ILECs"). Management believes the Company's switch-based, leased-transport strategy enables it to enter markets and generate revenue and positive cash flow more rapidly than if the Company first constructed its own transmission facilities. By leasing fiber transport, this smart-build strategy also reduces the up-front capital expenditures required to build a network and enter new markets and avoid the risk of "stranded" investment in under-utilized fiber networks. Management also believes that the Company's ability to align its leased transmission costs with customer orders permits a higher return on invested capital.

         FOCUS ON A REGIONAL CLUSTER OF OPERATIONS. The Company focuses its network build out and marketing presence in target markets composed of Tier I cities (major metropolitan areas such as Atlanta, Miami and Washington D.C.) and Tier II cities (mid-size metropolitan areas such as Greensboro, Tampa and Nashville) throughout the southeastern and mid-Atlantic United States -- two of the fastest growing regional markets for business telecommunications services in the country. The Company has selected its target markets based on a number of considerations, including the number of potential customers and other competitors in such markets and the presence of multiple transmission facility suppliers. Management believes that the Company's clustered network will enable it to take advantage of regional calling patterns and capture an increasing portion of customer traffic on its network.

        TARGET TELECOMMUNICATIONS-INTENSIVE CUSTOMERS. The Company focuses its primary sales efforts on telecommunications-intensive customers including businesses, universities, financial institutions, hospitals, hotels, ISPs and government agencies. The volume of usage generated by the Company's target customers allows the Company to efficiently concentrate the telecommunications traffic of its customers. In addition, the Company frequently is able to sell enhanced and long distance services to complement its core local services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of minutes of use. Unlike many other
CLECs, the Company does not resell ILEC services.

        INSTALL A ROBUST TECHNOLOGY PLATFORM. The Company has chosen the 5ESS(R) Any Media(TM) digital switch manufactured by Lucent Technologies, Inc. ("Lucent") to provide a consistent technology platform throughout its network. US LEC currently has twelve Lucent switches active throughout its network. To enhance its service offerings, the Company is in the process of deploying Alcatel MegaHub(R) 600ES ("Alcatel") tandem switches. The Alcatel switches will complement the Lucent switches and improve US LEC's ability to provide enhanced services, including calling cards, toll-free services, operator services and Virtual Private Networks ("VPN"). The Company has also reached the final stages of selection for an Advanced Intelligent Network ("AIN") platform. This AIN platform will position US LEC for many enhanced services as well as allow the Company more reliability for Signaling System No. 7 connectivity. This advanced switching platform allows the Company to (i) deploy features and functions quickly throughout its entire network, (ii) expand switch capacity in a cost effective manner, (iii) achieve direct connectivity to cellular and personal communication system applications in the future and (iv) provide a broader range of product offerings.

        EMPLOY AN EXPERIENCED SALES FORCE. Management believes that the Company's success in a particular market is enhanced by employing a direct sales force with extensive local market and telecommunications sales experience. The Company employed this strategy in building its existing sales forces in North Carolina, Georgia, Tennessee, Florida and Virginia and intends to continue implementing this strategy in other markets. Salespeople with experience in a particular market provide the Company with extensive knowledge of the Company's target customer base and in many cases have existing relationships with target customers.

        IMPLEMENT EFFICIENT PROVISIONING PROCESSES WITH STATE-OF-THE-ART BACK OFFICE Support. Management believes that a critical aspect of the success of a CLEC is timely and effective provisioning systems, which includes the process of transitioning ILEC customers to the Company's network. The Company focuses on implementing effective and timely provisioning practices in each of its markets to rapidly and efficiently transition customers from the ILEC or other CLECs to the Company with minimal disruption of the customer's operations. US LEC continues to work with ILECs to streamline its process for migration of customers to US LEC's network. Among other things, US LEC is approved by Lockheed Martin as a provider of Local Number Portability("LNP") for its customers. In addition, the US LEC Network Operations Center ("NOC") houses the tools to monitor and maintain customers' networks at all times. The NOC provides network surveillance, real-time alarm notification, dispatch services, and 24 hour x 7 day a week availability and notification. Management believes that these practices provide the Company with a long-term competitive advantage and enable it to implement services in its markets rapidly and to shorten the time between receipt of the customer order and the generation of revenue.

              OFFER A BROAD RANGE OF PRODUCTS AND SERVICES. US LEC offers customers a broad range of bundled telecommunication services. Management believes rapid deployment of new technologies, customized services for diverse applications and highly competitive pricing give US LEC customers an exceptional value. Local network access is available in many forms including Integrated Services Digital Network ("ISDN"), Primary Rate Interface ("PRI"), T1 Access and Channel Access ("DSO"). Multiple local access services are also available, including business lines, Private Branch Exchange ("PBX") trunks and Foreign Exchange trunks. US LEC also offers its customers competitively priced long distance service including intrastate, interstate, international and toll-free calls. US LEC's efforts to expand its technology platform will allow the Company to further increase its product offerings.


US LEC'S NETWORK

        During 1998, the Company installed new Lucent 5ESS(R) Any Media(TM) digital switches in eight new cities, bringing the total to eleven switches serving twenty-four markets. During the first quarter of 1999, the Company activated its twelfth Lucent switch in Norfolk/Virginia Beach. The Company has announced plans to activate additional Lucent switches during 1999 in Richmond, Birmingham, Philadelphia and the Washington D.C. metropolitan area. Also during the first quarter of 1999, US LEC installed its first Alcatel switch in Charlotte.

        US LEC utilizes a "smart build" strategy of purchasing and deploying switching equipment and leasing fiber optic transmission capacity from CAPs, other CLECs and ILECs.

        Calls originating with a US LEC customer are transported over leased lines to the US LEC switch and can either be terminated directly on the Company's network or routed to a long distance carrier, an ILEC or another CLEC, depending on the location of the call recipient. Similarly, calls originating from the public switched telephone network and destined for a US LEC customer are routed through the US LEC switch and delivered to call recipients via leased transmission facilities. Management believes that this smart-build strategy results in the following competitive advantages:

o an increased number of buildings that can be directly connected to the Company's switching network, which should maximize the number of customers to which the Company can offer its services;

o a higher volume of telecommunications traffic both originating and terminating on the Company's network, which should result in improved operating margins; and

o the ability to leverage its investment in high capacity switching equipment and related electronics.

        The Company has signed interconnection agreements with various ILECs, including BellSouth, GTE, Sprint, Bell Atlantic and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The agreement with BellSouth covers all states in BellSouth's operating area in which US LEC operates. The Company's interconnection agreement with BellSouth is scheduled to expire in June 1999, but management does not anticipate any interruption of interconnect services. No other interconnection agreements are scheduled to expire in 1999.


PRODUCTS AND SERVICES

               The Company provides local dial-tone services to customers. Local access is available in many different forms including ISDN, PRI, TI Access and Channel Access. Local services and long distance services can be bundled together using the same transport facility. The Company's network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also provides access to third party directory assistance and operator services.

        US LEC provides domestic and international long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services. Long distance calls which do not terminate on the Company's network are passed to long distance carriers which route the remaining portion of the call. The Company's ability to bundle local and long distance services allows it to offer its customers more efficient use of transport facilities and allows it to aggregate customers' monthly recurring, local usage and long distance charges on a single, consolidated invoice.

        In addition to providing typical enhanced services such as voice mail, call transfer and conference calling, US LEC offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include:

o Access to Internet Services -- Enables customers to use their available capacity for access to ISPs.

o Data Networking Services -- The Company can provide high-speed, broadband services to use for data and Internet access such as ISDN and PRI.

o Specialized Application Services -- The Company can create products and services that are tailored for target industries with special telecommunications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

SALES AND MARKETING

        SALES. US LEC is building a highly motivated and experienced direct sales force. The Company recruits salespeople with strong sales backgrounds in its existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators, CLECs and ILECs. The Company expanded its sales force from 23 salespeople at December 31, 1997 to 98 salespeople at December 31, 1998, and management expects to further increase the Company's sales force to over 150 salespeople by the end of 1999. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program. The Company also utilizes independent sales agents to identify and maintain customers.

        MARKETING. In its existing markets, US LEC seeks to position itself as a high quality alternative to ILECs for local telecommunication services by offering network reliability and superior customer support at competitive prices. The Company is building its reputation and brand identity by working closely with its customers to develop services tailored to their particular needs and by implementing targeted product offerings, advertising and promotional efforts.

        The Company primarily uses three service marks: US LEC, a logo that includes US LEC, and THE COMPETITIVE TELEPHONE COMPANY. These service marks have been registered either on the principal or the supplemental register of the U.S. Patent and Trademark Office for uses related to telecommunications services. The Company also has pending trademark applications for these marks.

        CUSTOMER SERVICE. Management believes that the Company's ability to provide superior customer service is a key factor in acquiring new customers and reducing churn of existing customers. The Company has developed a customer service strategy that is designed to effectively meet the service requirements of its target customers. The principal salesperson for each customer provides the first line of customer service by identifying and resolving any customer needs. An account development representative is assigned to each customer to supervise all aspects of customer relations, including account collections and complaint resolution, and to provide a single point of contact for all customer service issues. To support this locally-based team, the Company also has a centrally based customer service and NOC team.

        BILLING. US LEC outsources the preparation of customer bills, which are available in a variety of formats that can be tailored to a customer's specific needs. US LEC offers customers simplicity and convenience by sending one bill for all services, and the bill is sent out within a few days after the billing cycle.


SIGNIFICANT CUSTOMER

        In fiscal 1997 and 1998, BellSouth, the predominant ILEC operating in the Company's existing markets, accounted for 65% and 80%, respectively, of the Company's net revenue (before reduction for the $12 million allowance described in Note 6 to Company's consolidated financial statements). The majority of this revenue for 1998 was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1997 and 1998, BellSouth accounted for 67% and 94% of the Company's total accounts receivables before allowance, respectively. The majority of such receivables and revenues have resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, and which became a related party to the Company during 1998 (see Notes 6 and 8 to Company's consolidated financial statements).

EMPLOYEES

        As of December 31, 1998, the Company employed 253 people. The Company expects to employ over 400 people by the end of 1999. The Company considers its employee relations to be very good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of US LEC Corp:


        Name                 Age            Position*

        Richard T. Aab       49             Chairman of the Board, Chief Executive Officer
                                            and Director
        Tansukh V. Ganatra   55             President, Chief Operating Officer and Director
        Aaron D. Cowell, Jr. 36             Executive Vice President, General Counsel and
                                            Secretary (since June 1998)
        Michael K. Robinson  42             Executive Vice President and Chief Financial
                                            Officer (since July 1998)
        David C. Conner      41             Executive Vice President -- Engineering
                                            and Operations and Chief Technology Officer
        Gary D. Grefrath     57             Executive Vice President -- Administration
        Michael K. Simmons   40             Executive Vice President -- Corporate Development
        Craig K. Simpson     36             Executive Vice President -- Sales

        * Except as otherwise indicated, all offices were assumed on January 1, 1998.


REGULATION

        The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company.

        OVERVIEW. The Company's services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission (the "FCC") generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The state regulatory commissions (herein "PUC's) retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.

        FEDERAL LEGISLATION. The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"). The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act. The Telecom Act establishes a regulatory framework for the introduction of local competition throughout the United States and is intended to reduce unnecessary regulation to the greatest extent possible. Among other things, the Telecom Act preempts, after notice and an opportunity for comment, any state or local government from prohibiting any entity from providing telecommunications service.

        The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the ILECs and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations, some of which are to be implemented by FCC regulations. The Telecom Act contemplates that states will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations between ILECs and their new competitors.

        The FCC has significant responsibility in the manner in which the Telecom Act will be implemented especially in the areas of pricing universal service, access charges and price caps. The details of the rules adopted by the FCC will have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated.

        The PUCs also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with the FCC regulations. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs and must approve interconnection agreements. See "Business -- Forward Looking Statements and Risk Factors -- Uncertainties Related to Reciprocal Compensation" for a discussion of the actions before the North Carolina PUC related to its interconnection agreement with BellSouth.

        The Telecom Act imposes on ILECs certain interconnection obligations that, taken together, grant competitive entrants such as the Company what is commonly referred to as "co-carrier status." It is anticipated that co-carrier status and the preemption of state and local prohibitions on entry could permit the Company to become a full service provider of switched telecommunications services anywhere in the United States.

        The Company has historically received a significant portion of its initial revenue in a given market from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs have challenged the applicability of the reciprocal compensation related to enhanced service providers ("ESP") and ISP customers receiving more calls than they make. See "Business -- Forward Looking Statements and Risk Factors -- Uncertainties Related to Reciprocal Compensation".

        The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way also apply to CLECs, including the Company. As a result of the Telecom Act's applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies ("RBOCs"), other ILECs, long distance carriers and other companies and likely will increase the level of competition the Company faces. See "Business - Competition".

        In addition, the Telecom Act, as passed, provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across LATAs until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. These limitations have been challenged by the RBOC's. See "Business -- Forward Looking Statements and Risk Factors--Regulation".

        FEDERAL REGULATION AND RELATED PROCEEDINGS. The Telecom Act and the FCC's efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders eliminating tariff filing requirements for non-dominant carriers providing interstate access and domestic interstate long distance services. However, on February 13, 1997, the United States Court of Appeals for the District of Columbia granted motions for stay of the FCC order detariffing domestic interstate long distance service pending judicial review of that order. The result of this stay is that carriers must continue to file tariffs for interstate long distance services. Tariff filing requirements remain in place for international traffic. US LEC has filed federal interstate long distance, interstate access and international tariffs.

        The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied "streamlined" tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has proposed affording significant new pricing flexibility to ILECs subject to price cap regulation. To the extent such increased pricing flexibility is provided, the Company's ability to compete with ILECs for certain service may be adversely affected.

        The FCC has taken several actions related to the assignment of telephone numbers, first in July 1995 mandating the responsibility for administering and assigning local telephone numbers be transferred from the RBOCs and a few other ILECs to a neutral entity, and second in July 1996 adopting a regulatory structure under which a wide range of number portability issues would be resolved. In March 1997, the FCC affirmed its number portability rules, but it extended slightly certain deadlines for the implementation of true number portability. The FCC has established cost recovery rules for long-term number portability.

        On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and state PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC retail local exchange services (which the FCC has suggested should be in the range of 17%-25%); (ii) availability of unbundled local loops and other unbundled ILEC network elements; (iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other service providers to opt into portions of previously-approved interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis. See " Regulation -- Eighth Circuit Court of Appeals Decision and Supreme Court Reversal" for a discussion of the Eighth Circuit Court of Appeals decision related to this order.

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the schools, libraries and rural health care funds will be based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds will be based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has already begun contributing to the fund, the amount of the Company's required contribution changes each quarter. As a result, the Company cannot predict the revenue effect these regulations will have on the Company in the future. In the May 8 order, the FCC also announced that it will revise its rules for subsidizing service provided to consumers in high cost areas. Several parties have appealed the May 8 order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where they are currently pending. In addition, on July 3, 1997, several ILECs filed a petition for stay of the May 8 order with the FCC. That petition is also pending.

        In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on an ILEC's ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. On May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the May 16 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules to be established that grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels will have a material effect on the Company's ability to compete in providing interstate access services. Several parties have appealed the May 16 order. Those appeals were consolidated and transferred to the United States Court of Appeals for the Eighth Circuit which upheld the Commission's rules.

        As part of its overall plan to lower interstate access rates, the FCC also released an order on May 21, 1997, in which the FCC revised its price cap rules. In the May 21 order, the FCC increased the so-called X-Factor (the percentage by which price cap LECs must lower their interstate access charges every year, net of inflation and exogenous cost increases) and made it uniform for all price cap LECs. The results of these rule changes will be both a one-time overall reduction in price cap LEC interstate access charges and an increase in the rate at which those charges will be reduced in the future. Several parties have appealed the May 21 order. Those appeals were consolidated and transferred to the United States Court of Appeals for the Tenth Circuit. They have been subsequently transferred to the United States Court of Appeals for the District of Columbia where they are currently pending.

        On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. In light of the FCC order, state commissions which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. The FCC order has been appealed by several parties. No procedural calendar has been established yet. To date, no PUC in any state where the Company has earned reciprocal compensation has either affirmed or altered its prior position on this issue.

        The Company anticipates that the FCC will initiate a number of additional proceedings, of its own volition and as a result of requests from CLECs and others, as a result of the Telecom Act.

        The FCC also requires carriers to file periodic reports concerning carriers interstate circuits and deployment of network facilities. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate, or revoke operating authority for failure to comply with federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

        EIGHTH CIRCUIT COURT OF APPEALS DECISIONS AND THE SUPREME COURT REVERSAL. Various parties, including ILECs and state PUCs, requested that the FCC reconsider its own rules and/or filed appeals of the FCC's August 8, 1996 order.

        The U.S Court of Appeals for the Eighth Circuit ("8th Circuit") held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The 8th Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the Telecom Act's local competition provisions. In addition, the 8th Circuit decisions substantially limited the FCC's authority to enforce the local competition provisions of the Telecom Act. On January 25, 1999, U.S. Supreme Court reversed the 8th Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements (including regulations governing reciprocal compensation, which is discussed in more detail below). In addition, the Supreme Court affirmed the "pick and choose" rules which allows carriers to choose individual portions of existing interconnection agreements with other carriers and to opt-in only to those portions of the interconnection agreement that they find most attractive. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the 8th Circuit because the 8th Circuit did not decide those challenges. These challenges will now have to be addressed by the 8th Circuit in light of the Supreme Court's decision. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. This issue will have to be addressed by the FCC in a new rule-making proceeding that the FCC intends to initiate in the spring of 1999.

        The 8th Circuit decisions and the reversal by the Supreme Court continue to create uncertainty about the rules governing pricing terms and conditions of interconnection agreements. This uncertainty makes it difficult to predict whether the Company will be able to rely on existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

        STATE REGULATION. The Company is certified by the appropriate state PUCs as follows:


                    STATE                          TELECOMMUNICATION SERVICES
                North Carolina         local exchange, exchange access, and intrastate
                                       interexchange long distance
                Georgia                local exchange, long distance and intrastate interexchange alternate operator services
                Virginia               intrastate local exchange and exchange access, not
                                       required for long distance
                Tennessee              local exchange, exchange access and interexchange
                South Carolina         resale and facilities-based local exchange, exchange access and intrastate interexchange
                Florida                local exchange, long distance
                Alabama                facilities-based and resold local exchange, exchange access and interexchange

        The Company has applications pending with the following PUC's:

                Washington D.C.        resale and facilities-based local exchange
                Pennsylvania           resale and facilities-based local exchange, exchange access and interexchange (provisional certification granted)
                Maryland               resale and facilities-based local exchange and interexchange
                Delaware               resale and facilities-based local exchange and interexchange
                New Jersey             resale and facilities-based local exchange and interexchange

        To the extent that an area within a state in which the Company operates is served by a small (in line counts) or rural ILEC not currently subject to competition, the Company generally does not have authority to service those areas at this time. Most states regulate entry into local exchange and other intrastate service markets, and states' regulation of CLECs vary in their regulatory intensity. The majority of states mandate that companies seeking to provide local exchange and other intrastate services apply for and obtain the requisite authorization from the PUC. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical, and managerial capabilities and that granting the authorization will serve the public interest.

        As a CLEC, the Company is subject to the regulatory directives of each state in which the Company is certified. In addition to tariff filing requirements, most states require that CLECs charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of a CLEC. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations.

        In all of the states where US LEC is certified, the Company is required to file tariffs or price lists setting forth the terms, conditions and/or prices for services which are classified as intrastate. In some states, the Company's tariff may list a range of prices or a ceiling price for particular services, and in others, such prices can be set on an individual customer basis, although the Company may be required to file tariff addenda of the contract terms. The Company is not subject to price cap or to rate of return regulation in any state in which it currently provides services.

        As noted above, the states have the primary regulatory role over intrastate services under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral and nondiscriminatory requirements designed to promote universal service, protect the public safety and welfare, maintain the quality of service and safeguard the rights of consumers. State PUCs will implement and enforce most of the Telecom Act's local competition provisions, including those governing the specific charges for local network interconnection. In some states, those charges are being determined by generic cost proceedings and in other states they are being established through arbitration proceedings. Depending on how such charges are ultimately determined, such charges could become a material expense to the Company.


COMPETITION

        As noted above, the regulatory environment in which the Company operates is changing rapidly. The passage of the Telecom Act combined with other actions by the FCC and state regulatory authorities continues to promote competition in the provision of telecommunications services.

        ILECS. In each market served by its networks, the Company faces, and expects to continue to face, significant competition from the ILECs, which currently dominate their local telecommunications markets as a result of their historic monopoly position.

        The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. See "Business -- Regulation" for additional information concerning the regulatory environment in which the Company operates. Because US LEC leases fiber optic transmission capacity to link its customers with its networks, and uses state-of-the-art technology in its switch platforms, the Company may have cost and service quality advantages over some currently available ILEC networks.

        OTHER COMPETITORS. The Company also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which the Company offers its services. In addition to the ILECs and CAPs, potential competitors capable of offering switched local and long distance services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.

        The Company believes that the Telecom Act, as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies, increase the likelihood that barriers to local exchange competition will be removed. The Telecom Act, as passed, conditioned the provision of in-region interLATA services by RBOCs upon a demonstration that the market in which an RBOC seeks to provide such services has been opened to competition. When ILECs that are RBOC subsidiaries are permitted to provide such services they will be in a position to offer single source service. ILECs that are not RBOC subsidiaries may offer single source service presently. The Telecom Act's limitations on provision of in-region interLATA services have been challenged by the RBOCs. See "Business - Regulation".

        The Company also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by a few major competitors, hundreds of other companies also compete in the long distance marketplace.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

          Except for historical statements and discussions, statements contained in this report constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's Annual Report to Stockholders for the year ended December 31, 1998, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC, including statements regarding future operating performance, share of new and existing markets, short-term and long-term revenue, earnings and cash flow amounts, judicial, statutory and regulatory developments and general industry growth rates and US LEC's performance in relation thereto. These statements are identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC's ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC's control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

         UNCERTAINTIES RELATED TO RECIPROCAL COMPENSATION The Telecom Act requires ILECs to provide reciprocal compensation to a CLEC for local traffic terminated on such CLEC's network. Notwithstanding this requirement, a number of ILECs have taken the position that traffic terminated to ESPs, including information service providers such as ISPs, is not local traffic. A majority of the Company's revenue is derived from reciprocal compensation amounts due from ILECs, principally BellSouth, a majority of which relates to ISP revenue (approximately $54 million in 1998 before an allowance of $12 million) that is being disputed. Management believes that such revenue has been earned by the Company and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company. However, in August 1997, BellSouth notified the Company and other CLECs that it considered ISP traffic interstate (and therefore not subject to reciprocal compensation) and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for traffic terminated to ESPs, including information service providers and ISPs. On February 26, 1998, following a petition by the Company, the NCUC ordered BellSouth to bill and pay for all such traffic. Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC's order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina (U.S. District Court). This matter was filed against the Company and the NCUC and is currently pending before the U.S. District Court.

        On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. In light of the FCC order, state commissions which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. The FCC order has been appealed by several parties. No procedural calendar has been established yet. To date, no PUC in any state where the Company has earned reciprocal compensation has either affirmed or altered its prior position on this issue.

         On September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from an unspecified portion of obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to Metacomm, a customer of BellSouth and the Company, and currently a related party of the Company (see Note 8 to Company's consolidated financial statements). In addition to disputing the traffic due to its ISP nature, BellSouth has also alleged that the traffic related to Metacomm would not qualify for reciprocal compensation, alleging that such traffic does not constitute "telecommunications" subject to reciprocal compensation under the Telecom Act and the existing interconnection agreement. Also, on September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges. These matters are currently pending before the NCUC.

         Management believes that the Company will ultimately obtain favorable results in these proceedings; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. If a decision adverse to the Company is issued in any of these proceedings by the U.S. District Court, the NCUC or the FCC, or in any appeal or review of a favorable decision by the U.S. District Court, the NCUC, or the FCC, or in any other proceeding affecting these issues in another forum, or if the FCC were to alter its position regarding reciprocal compensation obligations under existing interconnection agreements or if the NCUC were to alter its position on this issue, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's revenues for the year ended December 31, 1998 and trade accounts receivable as of December 31, 1998 included approximately $54 million (before the $12 million allowance) of earned but unpaid ISP reciprocal compensation, the majority of which was related to Metacomm.

                The Company's interconnection agreements with BellSouth are scheduled to expire in June 1999 and the Company does not anticipate that BellSouth will willingly agree to renew the agreements in a manner consistent with the Company's existing agreements as they relate to reciprocal compensation. However, the Company intends to pursue consistent agreements vigorously and does not anticipate any interruption in interconnection service. The Company's ultimate ability to obtain such terms will depend on a number of factors, including decisions of the FCC and the PUCs.

               LIMITED OPERATING HISTORY. US LEC was formed in June 1996 and began generating revenue in March 1997. Accordingly, investors have limited historical operating and financial information upon which to base an evaluation of the Company's performance. Given the Company's limited operating history, there can be no assurance that it will continue to compete successfully in the telecommunications business, sustain profitability or generate sufficient positive cash flow in the future to meet debt service, working capital or other cash requirements. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

        RISKS ASSOCIATED WITH IMPLEMENTATION OF GROWTH STRATEGY. The expansion and development of US LEC's operations depend on, among other things, the Company's ability to continue to (i) accurately assess potential new markets,
(ii) identify, hire and retain qualified personnel, (iii) lease access to suitable fiber optic transmission facilities, (iv) purchase, install and operate switches and related equipment and (v) obtain any required government authorizations, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In addition, US LEC has experienced rapid growth since its inception, and management believes that sustained growth will place a strain on operational, human and financial resources. The Company's ability to manage its expansion effectively depends on the continued development of plans, systems and controls for its operational, financial and management needs. Given the Company's limited operating history, there can be no assurance that the Company will be able to satisfy these requirements or otherwise manage its growth effectively. The failure of US LEC to satisfy these requirements could have a material adverse effect on the Company's financial condition and its ability to fully implement its expansion plans.

     The Company's growth strategy also involves the following risks:

        QUALIFIED PERSONNEL. A critical component for US LEC's success is hiring and retaining additional qualified managerial, sales and technical personnel. Since its inception, the Company has experienced significant competition in hiring and retaining personnel possessing necessary skills and telecommunications experience. Although management believes the Company has been successful in hiring and retaining qualified personnel, there can be no assurance that US LEC will be able to do so in the future.

        SWITCHES AND RELATED EQUIPMENT. An essential element of the Company's current strategy is the provision of switched local service. There can be no assurance that installation of the switches and associated equipment necessary to implement the Company's business plan will be completed on a timely basis or that the Company will not experience technological problems that cannot be resolved in a satisfactory or timely matter. The failure of the Company to install and operate successfully switches and other network equipment could have a material adverse effect on the Company's financial condition and its ability to enter additional markets.

        INTERCONNECTION AGREEMENTS. The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company's interconnection agreement with BellSouth is scheduled to expire in June 1999 but management does not anticipate any interruption of interconnect services. The regulatory environment related to interconnection agreements is not static, and recent decisions may change the rules related to this process. See "Business -- Regulation". The regulatory uncertainty makes negotiating and enforcing such agreements more difficult and possibly more protracted, and could result in the need to renegotiate existing agreements. The failure to negotiate and obtain required interconnection agreements on terms and conditions acceptable to the Company could have a material adverse effect on the Company's ability to rapidly enter a particular market and on its operations in its existing markets.

        ORDERING, PROVISIONING AND BILLING. The Company has developed processes and procedures and is working with external vendors, including the ILECs, in the implementation of customer orders for services, the provisioning, installation and delivery of such services and monthly billing for those services. The failure to manage effectively processes and systems for these service elements or the failure of the Company's current vendors or the ILECs to deliver ordering, provisioning and billing services on a timely and accurate basis could have a material adverse effect upon the Company's ability to fully execute its strategy.

        PRODUCTS AND SERVICES. The Company currently focuses its efforts on providing local and long distance telecommunications services. In order to address the needs of its target customers, the Company will be required to emphasize and develop additional products and services. No assurance can be given that the Company will be able to provide the range of telecommunication services that its target customers need or desire.

        ACQUISITIONS. US LEC may acquire other businesses as a means of expanding into new markets or developing new services. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Such transactions would involve certain risks including, but not limited to, (i) difficulties assimilating acquired operations and personnel;
(ii) potential disruptions of the Company's ongoing business; (iii) the diversion of resources and management time; (iv) the possibility that uniform standards, controls, procedures and policies may not be maintained; (v) risks associated with entering new markets in which the Company has little or no experience; and (vi) the potential impairment of relationships with employees or customers as a result of changes in management. If an acquisition were to be made, there can be no assurance that the Company would be able to obtain the financing to consummate any such acquisition on terms satisfactory to it or that the acquired business would perform as expected.

        DEPENDENCE ON KEY PERSONNEL. The Company's business is managed by a small number of key executive officers, most notably Richard T. Aab, Chairman and Chief Executive Officer, and Tansukh V. Ganatra, President and Chief Operating Officer. The loss of the services of one or more of these key people, particularly Mr. Aab or Mr. Ganatra, could materially and adversely affect US LEC's business and its prospects. None of the Company's executive officers have employment agreements and the Company does not maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. Accordingly, there can be no assurance that US LEC will be able to hire and retain necessary personnel in the future to replace any of its key executive officers, if any of them were to leave US LEC or be otherwise unable to provide services to US LEC.

        RELIANCE ON LEASED CAPACITY. A key element of US LEC's business and growth strategy is leasing fiber optic transmission capacity instead of constructing its own transport facilities. In implementing this strategy, the Company relies upon its ability to lease capacity from CAPs, other CLECs and ILECs operating in its markets. In order for this strategy to be successful, the Company must be able to negotiate and renew satisfactory agreements with its fiber optic network providers, and the providers must process provisioning requests on a timely basis, maintain their networks in good working order and provide adequate capacity. Although US LEC enters into agreements with its network providers that are intended to ensure access to adequate capacity and timely processing of provisioning requests and although US LEC's interconnection agreements with ILECs generally provide that the Company's connection and maintenance orders will receive attention at parity with the ILECs and other CLECs and that adequate capacity will be provided, there can be no assurance that the ILECs and other network providers will comply with their contractual (and, in the case of the ILECs, legally required) network provisioning obligations, or that the provisioning process will be completed for the Company's customers on a timely and otherwise satisfactory basis. Furthermore, there can be no assurance that the rates to be charged to US LEC under future interconnection agreements or lease agreements with other providers will allow the Company to offer usage rates low enough to attract a sufficient number of customers and operate its networks at satisfactory margins.

        COMPETITION. The telecommunications industry is highly competitive. In each of the Company's existing and target markets, the Company competes and will continue to compete principally with the ILECs serving that area. ILECs are established providers of local telephone and exchange access services to all or virtually all telephone subscribers within their respective service areas. ILECs also have greater financial and personnel resources, brand name recognition and long-standing relationships with customers and with regulatory authorities at the federal and state levels and with most long distance carriers.

        The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace, and from other CLECs, CAPs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. Many of these current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company, as well as other competitive advantages over the Company.

        The Company also competes with long distance carriers in the provisioning of long distance services. Although the long distance market is dominated by few major competitors, hundreds of other companies also compete in the long distance marketplace.

        In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company's current or potential competitors, or could make it easier for additional parties to provide services.
See "Business -- Competition".

        REGULATION. Although passage of the Telecom Act has resulted in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In addition, although the Telecom Act, as passed, conditions RBOCs' provisioning of in-region long distance service on a showing that the local market has been opened to competition, in the event a RBOC has satisfied these conditions, it could (i) remove the incentive RBOCs presently have to cooperate with companies like US LEC to foster competition within their service areas so that they can qualify to offer in-region long distance by allowing RBOCs to offer such services immediately and (ii) give the RBOCs the ability to offer "one-stop shopping" for both long distance and local service.

        In addition to the specific concern regarding the RBOC's ability to provide in-region long distance, the regulatory environment facing the Company is subject to numerous uncertainties. The FCC and PUC orders that were designed to implement the Telecom Act have been challenged in numerous proceedings. As a result, the Company must attempt to execute its business strategy without knowing the rules that will govern its operations and its dealings with other telecommunications companies. As the regulatory environment changes, it is possible that the Company's strategy and its execution of the strategy may not be the optimal choice. Any such changes could also result in additional, unanticipated expenses. There can be no assurances that regulatory change will not have a material and adverse effect on the Company. See "Business - Regulation".

        FUTURE CAPITAL AND OPERATING REQUIREMENTS. Implementation of the Company's business strategy will require significant capital and operating expenditures during 1999 and future years. In December 1998, the Company entered into a $50 million loan agreement with two lenders (the "Credit Facility"). See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company's principal capital expenditures relate to the purchase and installation of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances, borrowings under the Credit Facility and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company's business strategy will not exceed amounts available from these sources. In addition, the actual amount and timing of the Company's future expenditures may differ materially from the Company's estimates as a result of, among other things, the ability of the Company to meet its planned expansion schedule, the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company's industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company's business strategy.

        The Company also will continue to evaluate revenue opportunities in planned and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue additional opportunities from the Credit Facility and other borrowings, the sale of additional equity or debt securities or cash generated from operations. There can be no assurance, however, that the Company would be successful in raising sufficient additional capital on acceptable terms or that the Company's operations would produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

        VARIABILITY OF QUARTERLY OPERATING RESULTS. As a result of the significant expenses associated with the Company's expansion into new markets, the Company's operating results may vary significantly from period to period.

        CONTROL BY SINGLE STOCKHOLDER. As of March 23, 1999, Richard T. Aab beneficially owns or otherwise controlled 100% of the outstanding shares of Class B Common Stock representing approximately 94% of the Company's total voting power. In addition, holders of Class B Common Stock are entitled to vote as a separate class to elect two members of the Board of Directors and to vote with the holders of Class A Common Stock for the election of other members of the Board of Directors. As a result, Mr. Aab will be able to control the board and all stockholder decisions and, in general, to determine (without the consent of the Company's other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Mr. Aab also has the power to prevent or cause a change in control of the Company. See "Item 12: Security Ownership of Certain Beneficial Owners and Management".


ITEM 2.  PROPERTIES

        The Company's corporate headquarters are located at its principal office at 401 North Tryon Street, Suite 1000, Charlotte, North Carolina 28202. The Company leases all of its administrative and sales offices and its switch sites. The various leases expire in years ranging from 2000 to 2005. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company's operations and networks are expanded and as new networks are constructed.

ITEM 3. LEGAL PROCEEDINGS

        US LEC is not currently a party to any material legal proceedings, other than the NCUC and U.S. District Court proceedings related to reciprocal compensation and other amounts due from BellSouth. See "Business--Regulation" and "Forward Looking Statements and Risk Factors" above and Note 6 to the Company's consolidated financial statements for a detailed description of these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders during the quarter ending December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The information required to be furnished in response to Item 5 is incorporated by reference to the inside back cover of the Company's 1998 Annual Report to Stockholders (the "Annual Report"). This section of the Annual Report has been included in Exhibit 13 to this report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The information required to be furnished in response to Item 6 is incorporated by reference to the section of the Annual Report that appears under the heading "Selected Financial Data". This section of the Annual Report has been included in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required to be furnished in response to Item 7 is incorporated by reference to the section of the Annual Report that appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This section of the Annual Report has been included in
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required to be furnished in response to Item 8 is incorporated by reference to the sections of the Annual Report that appear under the headings "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity (Deficiency)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report." These sections of the Annual Report have been included in Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required to be furnished in response to Item 10 with respect to directors is incorporated by reference from the section of the proxy statement for the Company's annual meeting of stockholders to be held April 20, 1999 (the "Proxy Statement") that appears under the heading "Election of Directors". Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

        The information required to be furnished in response to Item 11 is incorporated by reference from the sections of the Proxy Statement that appear under the headings "Compensation of Directors" and "Compensation of Executive Officers".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required to be furnished in response to Item 12 is incorporated by reference from the section of the Proxy Statement that appear under the heading "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required to be furnished in response to Item 13 is incorporated by reference from the section of the Proxy Statement that appear under the heading "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

          (1)  Financial statements:

               A. Consolidated Balance Sheets as of December 31, 1997 and 1998

               B. Consolidated Statements of Operations for the Period from
                  June 6, 1996 (Inception) to December 31, 1996 and years ended December 31, 1997 and 1998

               C. Consolidated Statements of Stockholders' Equity (Deficiency)
                  for the Period from June 6, 1996 (Inception) to December 31, 1996 and years ended December 31, 1997 and 1998

               D. Consolidated  Statements of Cash Flows for the Period from
                  June 6, 1996 (Inception) to December 31, 1996 and years ended December 31, 1997 and 1998

               E. Notes to Consolidated Financial Statements for the Period
                  from June 6, 1996 (Inception) to December 31, 1996 and years ended December 31, 1997 and 1998

               F. Independent Auditors' Report

          (2)  Financial Statement Schedules:

               A. Schedule I - Independent Auditors' Report

               B. Schedule II -Valuation and Qualifying Accounts

          (3)  List of Exhibits:

          No.           Exhibit
          ---           -------
          3.1           Form of Restated Certificate of Incorporation of the Company (1)
          3.2           Bylaws of the Company (1)
          3.3           Amendment No. 1 to Bylaws of the Company (1)
          4             Form of Class A Common Stock Certificate (1)
          10.1          US LEC Corp. 1998 Omnibus Stock Plan (1) (2)
          10.2          Promissory Note, dated January 16, 1998, made by the Company to
                        Melrich Associates, LP (1)
          10.3          Security Agreement dated January 16, 1998, by and between the
                        Company and Melrich Associates, L.P. (1)
          10.4          Promissory Note, dated January 16, 1998, made by the Company to
                        Tansukh V. Ganatra (1)
          10.5          Security Agreement, dated January 16, 1998, by and between the
                        Company and Tansukh V. Ganatra (1)
          10.6          Guaranty and Suretyship Agreement, dated January 16, 1998, by and among the Company and Richard T. Aab, Melrich Associates, L.P. and
                        Tansukh V. Ganatra (1)
          10.7          Contribution Agreement, dated February 14, 1998, by and between
                        US LEC Corp. and Richard T. Aab (1)
          10.8          Form of Non-transferable Warrant, dated August 4, 1997, issued
                        Craig K. Simpson (1) (2)


          No.           Exhibit
          ---           -------
          10.9          Amended and Restated Class B Stockholders Agreement, dated as of
                        January 1, 1998 (1)
          10.10         Consulting Agreement, dated December 18, 1997, by and between the
                        Company and RTA Associates, LLC and related termination letter, dated January 1, 1998 (1)
          10.11         Consulting Agreement, dated December 18, 1997 by and between the
                        Company and Super STAR Associates Limited Partnership and related termination letter, dated January 1, 1998 (1) 10.12 Loan and Security
                        Agreement, dated as of December 30, 1998, among US LEC Corp., certain operating subsidiaries of US LEC Corp., General Electric
                        Capital Corporation and First Union National Bank (3)
          13            Specified portions (pages 13 to 36 and inside back cover) of the
                        Company's Annual Report to Stockholders for the year ended
                        December 31, 1998
          21            Subsidiaries of the Registrant
          23            Consent of Deloitte & Touche LLP
          27            Financial Data Schedule
----------------------------

          (1) Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
          (2) Indicates a management contract or compensatory plan or arrangement.
          (3) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 1999.

     (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ending December 31, 1998.

                                   SCHEDULE I

                          INDEPENDENT AUDITORS' REPORT


Board of Directors US LEC Corp.
Charlotte, North Carolina


        We have audited the consolidated financial statements of US LEC Corp. and subsidiaries as of December 31, 1997 and 1998, and for the period from June 6, 1996 (inception) to December 31, 1996 and each of the two years in the period ended December 31, 1998, and have issued our report thereon dated February 6, 1999 (February 26, 1999 as to Note 6), which report includes an emphasis of a matter paragraph as to a significant portion of the Company's accounts receivables and revenues relating to reciprocal compensation currently in dispute; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of US LEC Corp. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 1999

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS




                           US LEC CORP. (IN THOUSANDS)

                                                ADDITIONS
                                        --------------------------
                         BALANCE AT
                        BEGINNING OF    CHARGED TO    CHARGED TO                     BALANCE AT END
                           PERIOD        COSTS AND      OTHER                           OF PERIOD
    DESCRIPTION       (DEC. 31, 1997)    EXPENSES      ACCOUNTS      DEDUCTIONS      (DEC. 31, 1998)
--------------------- ----------------- ------------ ------------- --------------- ---------------
Allowance against
accounts receivables         $0           $12,024         $0             $0           $12,024
                             --           -------         --             --           -------

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            US LEC CORP.


Date:   March 30, 1999                 By:    /s/ Richard T. Aab
                                              -----------------------------
                                              Richard T. Aab
                                              Chairman of the Board and
                                              Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        Signature                                   Title                       Date
        ---------                                   -----                       ----

        /s/ Richard T. Aab          Chairman of the Board and                 March 30, 1999
        ------------------            Chief Executive Officer
        Richard T. Aab                (Principal Executive Officer)

        /s/ Tansukh V. Ganatra      President, Chief Operating Officer and    March 30, 1999
        ----------------------         Director
        Tansukh V. Ganatra

        /s/ Michael K. Robinson     Executive Vice President and              March 30, 1999
        -----------------------        Chief Financial Officer
        Michael K. Robinson            (Principal Financial and Accounting
                                       Officer)

        /s/ David M. Flaum          Director                                  March 30, 1999
        ------------------
        David M. Flaum

        /s/Steven L. Schoonover     Director                                  March 30, 1999
        -----------------------
        Steven L. Schoonover