Form 10-Q
period 1999-03-31
US LEC CORP
filed 1999-05-06
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


                         Commission file number 0-24061

                                  US LEC Corp.
                                  ------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   56-2065535
                                   ----------
                      (I.R.S. Employer Identification No.)

Transamerica Square, 401 North Tryon Street, Suite 1000          Charlotte, North Carolina 28202
------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

                                 (704) 319-1000
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

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


As of May 6, 1999, there were 10,351,625 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                                  US LEC CORP.

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION


  ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Statements of Operations - Three month periods ended March 31, 1999 and 1998

    Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998

    Condensed Consolidated Statements of Cash Flows - Three month periods ended March 31, 1999 and 1998

    Condensed Consolidated Statement of Stockholders' Equity - Three months ended March 31, 1999

    Notes to Condensed Consolidated Financial Statements

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



PART II.    OTHER INFORMATION


  ITEM 1.   LEGAL PROCEEDINGS

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  ITEM 5.   OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                          US LEC CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 1999                    1998
                                               --------                --------

Revenue, Net                                   $ 36,212                $ 13,630
Cost of Services                                 15,762                   6,473
                                               --------                --------
Gross Margin                                     20,450                   7,157

Selling, General and Administrative Expenses      9,666                   4,426
Depreciation and Amortization                     2,320                     442
                                               --------                --------
Earnings from Operations                          8,464                   2,289

Other (Income) Expense
Interest income                                    (456)                    (50)
Interest expense                                    491                     140
                                               --------                --------
Earnings Before Income Taxes                      8,429                   2,199

Provision for Income Taxes                        3,414                     880
                                               --------                --------
Net Earnings                                    $ 5,015                 $ 1,319
                                                =======                 =======


Net Earnings Per Common Share:
    Basic                                        $ 0.18                  $ 0.06
                                                =======                 =======
    Diluted                                      $ 0.18                  $ 0.06
                                                =======                 =======

Weighted Average Number of Shares
Outstanding (In Thousands):
    Basic                                        27,422                  20,695
                                                =======                 =======
    Diluted                                      28,206                  21,321
                                                =======                 =======

EBITDA *                                       $ 10,784                 $ 2,731
                                               ================================

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

* EBITDA consists of earnings before interest income and expense, income taxes, depreciation and amortization. See related discussion in Results of Operations appearing elsewhere in this report.

                     US LEC CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)
                              (UNAUDITED)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            1999             1998
                                                                       --------------  ---------------
    ASSETS

       Current Assets
    Cash and cash equivalents                                               $ 31,466         $ 41,965
    Restricted cash                                                            1,171            1,167
    Accounts receivable (net of allowance of $18,043 at
       March 31,1999 and $12,024 at December 31, 1998)                        94,115           66,214
          Prepaid expenses and other assets                                    1,905            2,838
                                                                       --------------  ---------------

             Total current assets                                            128,657          112,184

    Property and Equipment, Net                                               64,137           56,219

    Other Assets                                                               1,788            1,800
                                                                       --------------  ---------------

    Total Assets                                                            $194,582        $ 170,203
                                                                       ==============  ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities:
          Accounts payable                                                  $ 13,881         $ 13,509
          Deferred revenue                                                       929              829
          Accrued network costs                                               15,120            9,866
          Deferred income taxes                                                8,844            7,108
          Accrued expenses - other                                             4,798            4,657
                                                                       --------------  ---------------

             Total current liabilities                                        43,572           35,969
                                                                       --------------  ---------------

    Deferred Income Taxes                                                      2,936            1,259
    Long-Term Debt                                                            30,000           20,000

    Stockholders Equity
       Common stock-Class A, $.01 par value (72,925 authorized
            shares, 10,352 outstanding at March 31, 1999)                        103              103
       Common stock-Class B, $.01 par value (17,075 authorized
            shares, 17,075 outstanding at March 31, 1999)                        171              171
       Additional paid-in capital                                            106,833          106,800
       Retained earnings                                                      10,967            5,901
                                                                       --------------  ---------------

             Total stockholders' equity                                      118,074          112,975
                                                                       --------------  ---------------

    Total Liabilities and Stockholders' Equity                              $194,582        $ 170,203
                                                                       ==============  ===============

        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 30,
                                                                                         1999          1998
                                                                                      ------------  ------------

    OPERATING ACTIVITIES
       Net earnings                                                                       $ 5,015       $ 1,319
                                                                                      ------------  ------------
       Adjustments to reconcile net earnings to net cash used in operating activities:
           Depreciation and amortization                                                    2,320           441
           Accounts receivable allowance                                                    6,019             -
           Stock compensation                                                                   -            75
           Deferred compensation                                                               51            23
           Deferred income taxes                                                            3,414             -

           Changes in assets and liabilities which provided (used) cash:
               Accounts receivable                                                        (33,920)       (8,438)
               Prepaid expenses and other assets                                              933          (225)
               Other assets                                                                   (37)           55
               Accounts payable                                                               742           826
               Deferred revenue                                                               100          (960)
               Accrued network costs                                                        5,254         4,108
               Accrued expenses - other                                                       141         2,414
                                                                                      ------------  ------------
                  Total adjustments                                                       (14,983)       (1,681)
                                                                                      ------------  ------------
                  Net cash used in operating activities                                    (9,968)         (362)
                                                                                      ------------  ------------

    INVESTING ACTIVITIES
       Purchase of property and equipment                                                 (10,562)       (3,879)
                                                                                      ------------  ------------
                  Net cash used in investing activities                                   (10,562)       (3,879)
                                                                                      ------------  ------------

    FINANCING ACTIVITIES
       Proceeds from exercise of stock options and warrants                                    31             -
       Proceeds from long-term debt                                                        10,000             -
       Proceeds of notes payable-stockholders                                                   -         3,289
                                                                                      ------------  ------------
                  Net cash provided by financing activities                                10,031         3,289
                                                                                      ------------  ------------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (10,499)         (952)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         41,965         3,189
                                                                                      ------------  ------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                               31,466       $ 2,237
                                                                                      ============  ============

    SUPPLEMENTAL CASH FLOW DISCLOSURES
       Cash Paid for Interest                                                               $ 327       $ -
                                                                                      ============  ============

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              CLASS A        CLASS B      ADDITIONAL     RETAINED
                                           COMMON STOCK   COMMON STOCK   PAID-IN CAPITAL EARNINGS      TOTAL
                                           -------------- -------------- -------------- ----------- ------------
                                           -------------- -------------- -------------- ----------- ------------

    BALANCE, DECEMBER 31, 1998                     $ 103          $ 171      $ 106,800     $ 5,901    $ 112,975
    Exercise of stock options and warrants             -              -             31           -           31
    Tax effect related to warrants and options         -              -              2           -            2
    Unearned Compensation - Stock Options              -              -                         51           51
    Net earnings                                       -              -              -       5,015        5,015
                                           -------------- -------------- -------------- ----------- ------------
    BALANCE, MARCH 31, 1999                        $ 103          $ 171      $ 106,833    $ 10,967    $ 118,074
                                           ============== ============== ============== =========== ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


2.  RESTRICTED CASH

        The restricted cash balance as of March 31, 1999 and December 31, 1998 serves as collateral for letters of credit related to certain office leases.


3.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

        Earnings per common and common equivalent share is based on net income divided by the weighted average common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares (in thousands of shares) for the three month periods ended March 31, 1999 and 1998 were as follows:

                                                                 Three Months Ended March 31
                                                                  1999                 1998
                                                                 ------               ------
   Basic Weighted Average Number of Shares Outstanding           27,422               20,695
      Dilutive Stock Options                                        536                  274
      Dilutive Stock Warrants                                       248                  352
                                                                 ------               ------
   Diluted Weighted Average Number of Shares Outstanding         28,206               21,321
                                                                 ======               ======

4.  INCOME TAXES

        Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse.

5.  LONG-TERM DEBT

        In December 1998, the Company entered into a $50.0 million senior secured loan agreement with General Electric Capital Corporation and First Union National Bank. The amount outstanding under the loan agreement at March 31, 1999 was $30.0 million. Advances under the agreement as of March 31, 1999 bear interest at an annual rate of approximately 8.5%.


6.  COMMITMENTS AND CONTINGENCIES

        DISPUTED REVENUES - A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"), a majority of which is being disputed (approximately $27 million for the three months ended March 31, 1999 before a $6 million allowance). Management believes that such revenue has been earned by the Company and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company. However, in August 1997, BellSouth notified the Company and other competitive local exchange carriers ("CLECs") that it considered traffic terminated to enhanced service providers, including Internet Service Providers ("ISPs") and information service providers, to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for such traffic. On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the "NCUC") ordered BellSouth to bill and pay for all such traffic. Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC's order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. This matter is currently pending before the U.S. District Court.

        On February 26, 1999, the FCC ruled that Internet traffic represents interstate traffic. However, they further ruled that carriers are bound by their existing interconnection agreements, as interpreted by state utility commissions, and thus are subject to reciprocal compensation obligations to the extent provided by such agreements or as determined by state utility commissions. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to the Company's existing interconnection agreement with BellSouth.

        On September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from an unspecified portion of obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. In addition to disputing the traffic due to its ISP nature, BellSouth has also alleged that traffic related to Metacomm would not qualify for reciprocal compensation, alleging that such traffic does not constitute "telecommunications" subject to reciprocal compensation under the Telecommunications Act of 1996 and the existing interconnection agreement. On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges. These matters ,are currently pending before the NCUC with a hearing currently scheduled in August 1999 and a decision expected prior to the end of 1999.

        Management believes that the Company will ultimately obtain favorable results in these proceedings; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. If a decision adverse to the Company is issued in any of these proceedings by the U.S. District Court, the

NCUC or the FCC, or in any appeal or review of a favorable decision by the U.S. District Court, the NCUC, or the FCC, or in any other proceeding affecting these issues in another forum, or if either the FCC or the NCUC were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's net trade accounts receivable as of March 31, 1999 included approximately $81 million (before an $18 million allowance) of earned but unpaid reciprocal compensation, the majority of which was generated as a result of traffic related to Metacomm.

        The Company's interconnection agreements with BellSouth are scheduled to terminate in June 1999 and the Company does not anticipate that BellSouth will agree to renew the agreements in a manner consistent with the Company's existing agreements as they relate to reciprocal compensation. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service. The Company's ultimate ability to obtain such terms will depend on a number of factors, including the decision of the FCC and state regulatory authorities.


7.  STOCKHOLDERS' EQUITY

        INITIAL PUBLIC OFFERING - In the second quarter of 1998, US LEC completed an offering of 6.3 million shares of Class A Common Stock. The total offering resulted in net proceeds of approximately $87.1 million, after deducting underwriting discounts, commissions and offering expenses.

        STOCK OPTIONS -- US LEC adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of the Stockholders held on April 20, 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance from 1.3 million to
 2.0 million shares. As of March 31, 1999, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 1.1 million shares of Class A Common Stock.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        Except for historical information, this report contains forward-looking statements subject to uncertainties and risks, and as a result, US LEC's actual results may differ materially from those discussed here. These uncertainties and risks include among others, the demand for US LEC's services, the ability of the Company to successfully attract and retain personnel, competition, uncertainties regarding its dealings with ILECs, other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of that capacity, the need to finance operations and future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owed to the Company by BellSouth, as well as the Company's ability to successfully initiate operations in additional markets. These and other applicable risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings with the SEC.

OVERVIEW

        US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides switched local, long distance and enhanced telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, hospitals, hotels, ISPs and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC's network is currently comprised of twelve Lucent 5ESS(R) Any Media(TM) switches located in Charlotte, Raleigh, Greensboro, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa, Jacksonville, and Norfolk/Virginia Beach, in addition to its recently installed Alcatel MegaHub(R) 600ES switch in Charlotte. US LEC currently plans to establish switch sites in additional markets during 1999, including Richmond, Birmingham, Philadelphia and Northern Virginia. As of March 31, 1999 the Company had 246,440 Equivalent Access Lines in service. See below for a detailed explanation of how the Company calculates Equivalent Access Lines.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

        Net revenue increased to $36.2 million for the quarter ended March 31, 1999 from $13.6 million for the quarter ended March 31, 1998. The significant increase in revenue of $22.6 million resulted from the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow, as well as the revenue related to reciprocal compensation. (See Note 6 to the condensed consolidated financial statements appearing elsewhere in this report for a discussion related to reciprocal compensation and other disputed amounts owed from BellSouth). A majority of the Company's revenue was comprised of reciprocal compensation derived from traffic terminated by US LEC that was originated by customers of ILECs (principally BellSouth) in the Company's markets. Given that no near term resolution of the reciprocal compensation issue is expected, the Company recorded an additional $6.0 million allowance against reciprocal compensation revenue and related receivables during the quarter ended March 31, 1999. The results of operations reflected in this report are net of these and other normal operating adjustments. This allowance was made for the uncertainty associated with the current judicial and regulatory proceedings related to this revenue, and does not reflect a change in the Company's commitment to pursue the matter to a successful conclusion.

        Billable minutes of use were approximately 5.8 billion in the first quarter of 1999 compared to approximately 1.4 billion in the first quarter of 1998. Billable trunks increased by 35,777 to 48,176 at March 31, 1999 compared to 12,399 billable trunks at March 31, 1998. Equivalent Access Lines ("EALs") increased from 75,536 at March 31, 1998 to 246,440 at March 31, 1999. Equivalent Access Lines is a term used by US LEC to quantify the size of its network. During 1998, the Company modified the ratio of lines per trunk used in calculating EALs, which are based on the number of customer lines and trunks and the utilization of those lines and trunks during the "busy hour". The "busy hour" refers to the hour of the day when line usage is at its highest level. The Company calculates its EALs by multiplying the number of its trunks in service by five and adding to the result the number of its separate access lines in service. The decision of what multiplier to use is based on management's experience, which now indicates that the typical business access line is in use for approximately 400 seconds during the busy hour (or approximately 11.1% of capacity during the busy hour) and a typical business trunk is in use for approximately 2,000 seconds during the busy hour (or approximately 55.6% of capacity during the busy hour) or approximately five times use during the busy hour of a typical business line. Beginning in the third quarter of 1998, management changed the multiplier that it uses in the calculation of EALs from six to five in order to reflect changes in the usage of its network.

        Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $6.5 million, or 47.5% of revenue, for the quarter ended March 31, 1998, to $15.8 million, or 43.5% of revenue, for the quarter ended March 31, 1999. The increase in cost of services was primarily a result of the increase in the size of US LEC's network, increased usage by its customers and increased commissions due to reciprocal compensation.

        Selling, general and administrative expenses for the first quarter 1999 increased to $9.7 million, or 26.7% of revenue, compared to $4.4 million, or 32.5% of revenue for the first quarter 1998. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with the BellSouth litigation.

        Depreciation and amortization for the first quarter of 1999 increased to $2.3 million from $0.4 million over the first quarter of 1998 due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

        Interest income for the quarter ended March 31, 1999 increased to $0.5 million from $0.1 million over the first quarter of 1998, primarily as a result of investing the proceeds from the Company's initial public offering.

        Interest expense for the quarter ended March 31, 1999 increased to $0.5 million from $.0.1 million over the quarter ended March 31, 1998. This increase was due to borrowings under the Company's credit facility partially offset by the full repayment of $3.3 million in notes payable to stockholders in June of 1998.

        Provision for income taxes for the quarter ended March 31, 1999 was $3.4 million, based on an effective tax rate of 40.5% and $0.9 for the quarter ended March 31, 1998, based on an effective tax rate of 40.0%.

        As a result of the foregoing, net income for the three months ended March 31, 1999 amounted to $5.0 million, or $.18 per share (diluted) compared to net income of $1.3 million, or $.06 per share (diluted), for the three months ended March 31, 1998.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended March 31, 1999 increased to $10.8 million from $2.7 million for the quarter ended March 31, 1998. EBITDA is a measure commonly used by analysts, investors, and other interested parties in the telecommunications industry and is presented to assist in understanding the Company's operating results. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income or loss as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with the similarly titled measures for other companies.

LIQUIDITY AND CAPITAL RESOURCES

        US LEC's business is capital intensive and its operations will require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $10.6 million and $3.9 million for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations 1999 and beyond. Funding for expansion beyond the Company's initial network deployment may require additional financing. There can be no assurance that the Company will be able to secure additional financing in amounts or under terms acceptable to the Company. Should the Company receive payment of a significant portion of the outstanding receivable due from BellSouth, the Company believes no additional financing will be necessary to fulfill the Company's existing expansion plans.

        Cash used in operating activities was approximately $9.9 million for the three months ended March 31, 1999 compared to $0.4 million during the comparable 1998 period. The increase in cash used in operating activities was primarily due to a $19.5 million increase related to accounts receivable (net of a $6.0 million receivable allowance) offset by an increase in net income of $3.7 million, an increase in depreciation of $1.9 million and an increase in deferred taxes of $3.4 million. The majority of the Company's accounts receivable at March 31, 1999 represented amounts due from BellSouth for reciprocal compensation, facility charges, toll and other charges. Management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. The increase in depreciation was due to the increase in depreciable assets in service related to US LEC's network expansion. The increase in deferred taxes was due to timing differences between book and tax income as of March 31, 1999.

        Cash used in investing activities increased to $10.6 million for the quarter ended March 31, 1999 from $3.9 million during the first quarter of 1998. The increase was related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets during 1999.

        Cash provided by financing activities increased to $10.0 million for the quarter ended March 31, 1999 from $3.3 million during the first quarter of 1998. The increase was due to a $10.0 million advance under the Company's credit facility which is discussed above.


YEAR 2000 READINESS DISCLOSURE

        Many computer systems will experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the Year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. Most of the Company's information technology purchases were made after March 1997 and, because the Company's systems are relatively new and there were no legacy systems to integrate, management believes the Company's internal software and hardware systems will function properly with respect to dates in the Year 2000 and thereafter. In addition, Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of March 31, 1999, the Company's costs expended towards Year 2000 compliance has been minimal and it does not expect its additional expenditures directly related to Year 2000 compliance cost to exceed $100 thousand. Management continually reassesses the estimated costs and status of the Company's Year 2000 compliance efforts.

        The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing is a multi-phased process which includes, but is not limited to, setting the system clocks to simulate several key dates and times in the Year 2000, then performing daily activities. The infrastructure, servers and workstations, as well as software systems are being tested and validated using this process. The final phase of testing is scheduled to be completed by October 1999.

        While management believes that its hardware and software applications are Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems will then function adequately. The Company is monitoring all key vendors and suppliers for Year 2000 compliance by various methods including, but not limited to, gathering information from a detailed survey sent by the Company, public domain websites, public service commission filings, and SEC filings. While most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being Year 2000 compliant, if the software applications of other local exchange carriers, long distance carriers, service providers, competitive access providers, or others on whose services the Company depends are not Year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide services to the Company as a result of Year 2000 non-compliance. The Company currently has a disaster recovery plan in place which will serve as a foundation for its contingency plan in the event its suppliers and vendors are not Year 2000 compliant. The full contingency plan is currently being developed and will be completed in the third quarter of 1999.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 1999, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consist of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

        Although US LEC does not currently utilize any interest rate management tools, it will evaluate the use of derivatives such as, but not limited to, interest rate swap agreements to manage its interest rate risk. As the Company's investments are all short-term in nature and its long-term debt is at variable short-term rates, management believes the carrying values of the Company's financial instruments approximate fair values.



                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         US LEC is not currently a party to any material legal proceedings, other than the NCUC and U.S. District Court proceedings related to reciprocal compensation and other amounts due from BellSouth. Note 6 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

        None in the quarter ended March 31, 1999.

USE OF PROCEEDS FROM REGISTERED SECURITIES

         On February 13, 1998, US LEC filed a registration statement with the SEC to register up to 6,325,000 shares of its Class A Common Stock (the "Common Stock") for sale by the Company. In April and May 1998, the Company completed an offering of these 6,325,000 shares (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $87.1 million, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of $1.1 million. Since receiving these proceeds, the Company has used approximately $85 million of such net proceeds together with proceeds from prior capital contributions as follows: (i) $54.0 million for the purchase of property and equipment, (ii) $3.8 million to repay indebtedness to two stockholders, including accrued interest (iii) $1.2 million for payment of debt issuance fees and (iv) the balance for general corporate purposes necessitated by the inability of the Company to collect earned but unpaid amounts due from BellSouth for reciprocal compensation (see note 6 to the Company's condensed consolidated statements included elsewhere in this report).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None in the quarter ended March 31, 1999.

ITEM 5.   OTHER INFORMATION

        None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:
                       EXHIBIT NO.                               DESCRIPTION
                         11.1 Statement Regarding Computation of Earnings per Share*
                         27                 Financial Data Schedule (For SEC
                                            use only)

                         * Incorporated by reference to the Company's Condensed Consolidated Statements of Operations appearing in Part I of this report.


(b)     Form 8-K:

         The Company filed a Current Report on Form 8-K on January 7, 1999 related to the execution of a $50 million Loan and Security Agreement, dated as of December 30, 1998, among US LEC Corp., certain operating subsidiaries of US LEC Corp., General Electric Capital Corporation and First Union National Bank.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         US LEC Corp.

                         By:
                            ----------------------------------------------------
                            Michael K. Robinson
                            Executive Vice President and Chief Financial Officer