Form 10-Q
period 1999-06-30
US LEC CORP
filed 1999-08-16
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                         Commission file number 0-24061

                                  US LEC Corp.
             (Exact name of registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   56-2065535
                      (I.R.S. Employer Identification No.)

         Transamerica Square, 401 North Tryon Street, Suite 1000       Charlotte, North Carolina     28202
         -------------------------------------------------------------------------------------------------
                                    (Address of principal executive offices)                    (Zip Code)

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


As of August 13, 1999, there were 10,352,025 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                                  US LEC CORP.

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION


   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Statements of Operations - Three and six month periods ended June 30, 1999 and 1998

     Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

     Condensed Consolidated Statements of Cash Flows - Six month periods ended June 30, 1999 and 1998

     Condensed Consolidated Statement of Stockholders' Equity - Six months ended June 30, 1999

     Notes to Condensed Consolidated Financial Statements

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



PART II.       OTHER INFORMATION


   ITEM 1.     LEGAL PROCEEDINGS

   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 5.     OTHER INFORMATION

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES

                  US LEC CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                                                          THREE MONTHS                     SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       1999            1998             1999             1998
                                                                   -------------   -------------    -------------    -------------
  Revenue, Net                                                        $ 43,553        $ 18,348         $ 79,765         $ 31,978
  Cost of Services                                                      18,702           7,537           34,463           14,010
                                                                  -------------   -------------    -------------    -------------
  Gross Margin                                                          24,851          10,811           45,302           17,968

  Selling, General and Administrative Expenses                          11,806           5,747           21,472           10,173
  Depreciation and Amortization                                          2,676             925            4,997            1,367
                                                                  -------------   -------------    -------------    -------------
  Earnings from Operations                                              10,369           4,139           18,833            6,428

  Other (Income) Expense
  Interest Income                                                         (318)           (679)            (774)            (729)
  Interest Expense                                                         677              83            1,168              223
                                                                  -------------   -------------    -------------    -------------
  Earnings Before Income Taxes                                          10,010           4,735           18,439            6,934
  Provision for Income Taxes                                             4,035           1,905            7,449            2,785
                                                                  -------------   -------------    -------------    -------------
  Net Earnings                                                         $ 5,975         $ 2,830         $ 10,990          $ 4,149
                                                                  =============   =============    =============    =============
  Net Earnings Per Common Share:
      Basic                                                             $ 0.22          $ 0.11           $ 0.40           $ 0.18
                                                                  =============   =============    =============    =============
      Diluted                                                           $ 0.21          $ 0.11           $ 0.39           $ 0.18
                                                                  =============   =============    =============    =============
  Weighted Average Number of Shares Outstanding:
      Basic                                                             27,427          25,548           27,425           23,135
                                                                  =============   =============    =============    =============
      Diluted                                                           28,381          26,082           28,292           23,573
                                                                  =============   =============    =============    =============



                                 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                            US LEC CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                      (UNAUDITED)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1999                1998
                                                                                       ----------------   ------------------
     ASSETS
        Current Assets
     Cash and cash equivalents                                                                $ 13,547             $ 41,965
     Restricted cash                                                                             1,167                1,167
     Accounts receivable (net of allowance of $26,071 at
        June 30,1999 and $12,024 at December 31, 1998)                                         130,809               66,214
     Prepaid expenses and other assets                                                           1,130                2,838
                                                                                       ----------------   ------------------
              Total current assets                                                             146,653              112,184

     Property and Equipment, Net                                                                73,007               56,219

     Other Assets                                                                                2,946                1,800
                                                                                       ----------------   ------------------
     Total Assets                                                                            $ 222,606            $ 170,203
                                                                                       ================   ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
           Accounts payable                                                                   $ 21,783             $ 13,509
           Deferred revenue                                                                      1,155                  829
           Accrued network costs                                                                22,266                9,866
           Deferred income taxes                                                                10,538                7,108
           Accrued expenses - other                                                              8,237                4,657
                                                                                       ----------------   ------------------
              Total current liabilities                                                         63,979               35,969
                                                                                       ----------------   ------------------
     Deferred Income Taxes                                                                       4,548                1,259

     Long-Term Debt                                                                             30,000               20,000

     Stockholders' Equity
        Common stock-Class A, $.01 par value (72,925 authorized
             shares, 10,352 outstanding at June 30, 1999)                                          103                  103
        Common stock-Class B, $.01 par value (17,075 authorized
             shares, 17,075 outstanding at June 30, 1999)                                          171                  171
        Additional paid-in capital                                                             106,812              106,800
        Retained earnings                                                                       16,993                5,901
                                                                                       ----------------   ------------------
              Total stockholders' equity                                                       124,079              112,975
                                                                                       ----------------   ------------------
     Total Liabilities and Stockholders' Equity                                              $ 222,606            $ 170,203
                                                                                       ================   ==================

                                SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                               4




                          US LEC CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             1999              1998
                                                                                       ------------------   ------------
    OPERATING ACTIVITIES
         Net earnings                                                                           $ 10,990         $4,149
                                                                                       ------------------   ------------
         Adjustments to reconcile net earnings to net cash used in operating activities:
             Depreciation and amortization                                                         4,997          1,367
             Accounts receivable allowance                                                        14,047              -
             Stock compensation                                                                        -             75
             Deferred compensation                                                                   102             57
             Deferred income taxes                                                                 7,449              -
             Changes in assets and liabilities which provided (used) cash:
                  Accounts receivable                                                            (78,643)       (22,827)
                  Prepaid expenses and other assets                                                  904           (305)
                  Accounts payable                                                                 7,317            729
                  Deferred revenue                                                                   326           (869)
                  Accrued network costs                                                           12,400          8,001
                  Accrued expenses - other                                                         2,714          3,206
                                                                                       ------------------   ------------
                      Total adjustments                                                          (28,387)       (10,566)
                                                                                       ------------------   ------------
                      Net cash used in operating activities                                      (17,397)        (6,417)
                                                                                       ------------------   ------------
    INVESTING ACTIVITIES
         Purchase of property and equipment                                                      (20,870)       (25,373)
                                                                                       ------------------   ------------
                      Net cash used in investing activities                                      (20,870)       (25,373)
                                                                                       ------------------   ------------
    FINANCING ACTIVITIES
         Proceeds from public stock offering                                                           -         87,614
         Proceeds from exercise of stock options and warrants                                         31
         Proceeds from long-term debt                                                             10,000              -
         Payment of loan fees                                                                       (182)             -
                                                                                       ------------------   ------------
                      Net cash provided by financing activities                                    9,849         87,614
                                                                                       ------------------   ------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (28,418)        55,824
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                41,965          3,189
                                                                                       ------------------   ------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      13,547        $59,013
                                                                                       ==================   ============
    SUPPLEMENTAL CASH FLOW DISCLOSURES
         Cash Paid for Interest                                                                  $ 1,004          $ 505
                                                                                       ==================   ============
         Cash Paid for Taxes                                                                         $ -         $1,860
                                                                                       ==================   ============

                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    CLASS A          CLASS B          ADDITIONAL       RETAINED
                                                   COMMON STOCK    COMMON STOCK     PAID-IN CAPITAL    EARNINGS         TOTAL
                                                  ---------------------------------------------------------------- ---------------
     BALANCE, DECEMBER 31, 1998                            $ 103            $ 171         $ 106,800        $ 5,901       $ 112,975
     Exercise of stock options and warrants                    -                -                31              -              31
     Tax effect related to warrants and options                -                -               (19)             -             (19)
     Unearned Compensation - Stock Options                     -                -                              102             102
     Net earnings                                              -                -                 -         10,990          10,990
                                                  --------------- ---------------- ----------------- -------------- ---------------
     BALANCE, JUNE 30, 1999                                $ 103            $ 171         $ 106,812       $ 16,993       $ 124,079
                                                  =============== ================ ================= ============== ===============



                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.  RESTRICTED CASH

         The restricted cash balance as of June 30, 1999 and December 31, 1998 serves as collateral for letters of credit related to certain office leases.


3.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share are based on net income divided by the weighted average common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares (in thousands of shares) for the three and six month periods ended June 30, 1999 and 1998 were as follows:


                                                        THREE MONTHS             SIX MONTHS
                                                        ENDED JUNE 30           ENDED JUNE 30
                                                      1999        1998          1999      1998
                                                      ----        ----          ----      ----

Basic Weighted Average Number of Shares Outstanding   27,427      25,548        27,425    23,135
   Diluted Stock Options                                 696         188           614        84
   Diluted Stock Warrants                                258         346           253       354
                                                      ------      ------        ------    ------
Diluted Weighted Average Number of Shares Outstanding 28,381      26,082        28,292    23,573
                                                      ======      ======        ======    ======

4.  INCOME TAXES

         Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse.

5.  LONG-TERM DEBT

         On June 30, 1999 the Company amended the existing senior secured loan agreement with General Electric Capital Corporation and First Union National Bank to increase the amount available under the loan agreement from $50.0 million to $75.0 million. The credit facility is now comprised of (i) a $50.0 million revolving credit facility with a term of one year and an option to convert into a seven-year term loan on the termination date and (ii) a $25.0 million reducing revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. The amount outstanding under the credit facility at June 30, 1999 was $30.0 million. Advances under the agreement as of June 30, 1999 bear interest at an annual rate of approximately 8.8%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.

6.  COMMITMENTS AND CONTINGENCIES

         DISPUTED RECIPROCAL COMPENSATION REVENUES - A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). In August 1997, BellSouth notified the Company and other competitive local exchange carriers ("CLECs") that it considered traffic terminated to Internet Service Providers ("ISPs") to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to enhanced service providers, including ISPs and information service providers (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $42 million, $23 million and $45 million) for fiscal 1998 and the three and six months ended June 30, 1999, net of a $12 million, $8 million and $14 million allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

         On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the "NCUC") ordered BellSouth to bill and pay for all such traffic (the "NCUC Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC Order. On July 16, 1999, the Company received an $11.2 million payment from BellSouth for a portion of the Disputed Reciprocal Compensation earned from North Carolina operations, and subject to the NCUC Order.

         Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's claims, including its claim that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also filed a notice of appeal and the United States Justice Department has indicated it will intervene in the appeal. As of the date of this filing, no action has yet been taken by the 4th Circuit and no pleadings have been filed by any party in connection with this appeal.

         In February, 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions may reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's existing interconnection agreement with BellSouth. To date, state regulatory bodies in at least eighteen different states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama and Florida, both of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion.

         On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings have been scheduled in August 1999 with respect to BellSouth's complaint and October 1999 with respect to US LEC's complaint. These proceedings primarily involve the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network, or whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic, as well as other compensation owed to the Company.

         The NCUC proceedings, filed September 14, 1998, primarily involve issues relating to the interpretation of the Company's interconnection agreements with BellSouth. BellSouth claims principally that the traffic on Metacomm's network is in the nature of that provided by an ISP, and in addition, that the traffic does not qualify for reciprocal compensation because it does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the interconnection agreements with BellSouth. In addition, in BellSouth's recent filings with the NCUC, it has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended June 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm, (3) that some of the reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data transversing the network that is originated by customers of Metacomm, and (4) that a portion of the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm may not have been sending data over the network.

         It is the Company's understanding that Metacomm is engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm's related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $50 million, $26 million and $50 million of gross revenue, before allowances and before late payment charges, for fiscal 1998 and the three and six months ended June 30, 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

         When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $20 million, $10 million and $20 million for fiscal 1998 and the three and six months ended June 30, 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of June 30, 1999, the Company had a liability to Metacomm in the amount of $14.1 million, which is recorded in accrued network costs in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1998 and the three and six months ended June 30, 1999, the Company paid Metacomm $8.3 million, $3.0 million and $6.3 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth.

         The Company believes that calls to establish, maintain and manage data network connections and intra-network communications generated by data processing routers, which are necessary to maintain the functionality and integrity of the Metacomm network, are within the definition of "telecommunications" under the Telecom Act and constitute compensable traffic subject to reciprocal compensation under the interconnection agreements the Company has with BellSouth. The Company also believes that the issues raised by BellSouth as additional bases for nonpayment do not excuse BellSouth from its obligation to pay reciprocal compensation under its interconnection agreement with the Company. Accordingly, the Company intends to defend vigorously against BellSouth's claims and to prosecute vigorously its claims against BellSouth in the above proceedings.

         As noted above, on July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

o On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC").

o On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC").

o On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA").

         The proceedings before the FLPSC, the GPSC and the TRA are all in early stages and have not been scheduled for hearing dates.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, FLPSC, GAPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or by the FCC, or in any appeal or review of a favorable decision by the U.S. District Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's trade accounts receivable as of June 30, 1999 included approximately $113 million of earned but uncollected Disputed Reciprocal Compensation (before a $26 million allowance and before late payment charges) of which approximately $100 million was generated as a result of traffic related to the Metacomm network.

In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth is scheduled to terminate on December 31, 1999. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service.


7.   STOCKHOLDERS' EQUITY

         INITIAL PUBLIC OFFERING -- In the second quarter of 1998, US LEC completed an offering of 6.3 million shares of Class A Common Stock (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $87.1 million, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of $1.1 million.

         STOCK OPTIONS -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of the Stockholders held on April 20, 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1.3 million to 2.0 million shares. On May 7, 1999, the Company filed a registration statement on Form S-8 to register these additional .7 million shares of Class A Common Stock reserved for issuance under the Plan. As of June 30, 1999, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 1.3 million shares of Class A Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND RESULTS OF OPERATIONS

         Except for historical information, this report contains forward-looking statements subject to uncertainties and risks, and as a result, US LEC's actual results may differ materially from those discussed here. These uncertainties and risks include among others, the demand for US LEC's services, the ability of the Company to successfully attract and retain personnel, competition, issues related to Year 2000, uncertainties regarding its dealings with ILECs, other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of that capacity, the need to finance operations and future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owed to the Company by BellSouth Telecommunications, Inc. ("BellSouth"), as well as the Company's ability to successfully initiate operations in additional markets. These and other applicable risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings with the SEC.


OVERVIEW

         US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides local, long distance and enhanced telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, hospitals, hotels, Internet Service Providers ("ISPs") and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently provides local, long-distance and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia and Alabama. In addition, US LEC is currently certified to provide telecommunications services in South Carolina, Washington, D.C., Pennsylvania and Maryland. US LEC's network is currently comprised of fourteen Lucent 5ESS(R) Any Media(TM) switches located in Charlotte, Raleigh/Durham, Greensboro/Winston Salem, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Norfolk/Virginia Beach, Richmond and Birmingham, in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte. US LEC currently plans to establish switch sites in additional markets during 1999, including Philadelphia, Northern Virginia and Baltimore. As of June 30, 1999 the Company had 302,682 Equivalent Access Lines in service. See below for a detailed explanation of how the Company calculates Equivalent Access Lines.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

         Net revenue increased to $43.6 million for the quarter ended June 30, 1999 from $18.3 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 and 1998, revenue was $79.8 million and $32.0 million, respectively. The significant increase in revenue resulted from the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow, as well as the revenue related to reciprocal compensation. Core business revenue, or revenue other than reciprocal compensation, increased to $15.0 million for the quarter ended June 30, 1999 from $6.7 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 and 1998, core business revenue was $26.5 million and $11.6 million, respectively. Reciprocal compensation revenue increased to $28.6 million for the quarter ended June 30, 1999 from $11.6 million for the quarter ended June 30, 1998, net of an $8.0 million and $0 million allowance, respectively. For the six months ended June 30, 1999 and 1998, reciprocal compensation revenue was $53.2 million and $20.4 million, net of a $14.0 million and $0 allowance, respectively. Given that no near term resolution of the reciprocal compensation issue is expected, the Company recorded an $8.0 million allowance against reciprocal compensation revenue and related receivables during the quarter ended June 30, 1999 bringing the allowance for the six months ended June 30, 1999 to $14.0 million and the total allowance to $26.0 million at June 30, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. The allowance was made for the uncertainty associated with the current judicial and regulatory proceedings related to reciprocal compensation revenue, and does not reflect a change in the Company's commitment to pursue the matter to a successful conclusion. (See also DISPUTED RECIPROCAL COMPENSATION REVENUES appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth).

         Billable minutes of use ("MOUs") were approximately 6.60 billion in the second quarter of 1999 compared to 1.96 billion in the second quarter of 1998. Year-to-date MOUs were 12.42 billion in the six month period ended June 30, 1999 compared to 3.31 billion in the six month period ended June 30, 1998. Billable trunks increased by 42,087 to 58,959 at June 30, 1999 compared to 16,872 billable trunks at June 30, 1998. Equivalent Access Lines ("EALs") increased from 102,762 at June 30, 1998 to 302, 682 at June 30, 1999. Equivalent Access Lines is a term used by US LEC to quantify the size of its network. During 1998, the Company modified the ratio of lines per trunk used in calculating EALs, which are based on the number of customer lines and trunks and the utilization of those lines and trunks during the "busy hour". The "busy hour" refers to the hour of the day when line usage is at its highest level. The Company calculates its EALs by multiplying the number of its trunks in service by five and adding to the result the number of its separate access lines in service. The decision of what multiplier to use is based on management's experience, which now indicates that the typical business access line is in use for approximately 400 seconds during the busy hour (or approximately 11.1% of capacity during the busy hour) and a typical business trunk is in use for approximately 2,000 seconds during the busy hour (or approximately 55.6% of capacity during the busy hour) or approximately five times use during the busy hour of a typical business line. Beginning in the third quarter of 1998, management changed the multiplier that it uses in the calculation of EALs from six to five in order to reflect changes in the usage of its network.

         Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $7.5 million, or 41% of revenue, for the quarter ended June 30, 1998, to $18.7 million, or 43% of 0revenue, for the quarter ended June 30, 1999 and from $14.0 million, or 44% of revenue, to $34.5 million, or 43% of revenue, for the comparable six month year-to-date periods. The increase in cost of services was primarily a result of the increase in the size of US LEC's network, increased usage by its customers and increased commissions due to reciprocal compensation.

         Selling, general and administrative expenses for the second quarter 1999 increased to $11.8 million, or 27% of revenue, compared to $5.7 million, or 31% of revenue for the second quarter 1998. These expenses increased to $21.5 million for the first six months of 1999, or 27% of revenue, compared to $10.2 million, or 32% of revenue for the comparable period in 1998. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with the BellSouth litigation.

         Depreciation and amortization for the three and six months ended June 30, 1999 increased to $2.7 million from $0.9 million and to $5.0 million from $1.4 million, respectively, over the comparable 1998 periods due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

         Interest income for the three and six months ended June 30, 1999 was $.3 million and $.8 million, respectively, compared to interest income of $.7 million for both the three and six months ended June 30, 1998.

         Interest expense for the three and six months ended June 30, 1999 was $.7 million and $1.2 million, respectively, compared to interest expense of $.1 million and $.2 million for the three and six months ended June 30, 1998, respectively. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

         Provision for income taxes for the three and six months ended June 30, 1999 was $4.0 million and $7.4, respectively, compared to $1.9 million and $2.8 million for the three and six months ended June 30, 1998, respectively. Income taxes were based on an effective tax rate of approximately 40%.

         As a result of the foregoing, net income for the three and six months ended June 30, 1999 amounted to $6.0 million, or $.21 per share (diluted), and $11.0 million, or $.39 per share (diluted), respectively, compared to net income of $2.8 million, or $.11 per share (diluted), and $4.1 million, or $.18 per share (diluted) for the three and six months ended June 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $20.9 million and $25.3 million for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during 1999 and beyond. On June 30, 1999, the Company amended the existing senior secured loan agreement with General Electric Capital Corporation and First Union National Bank to increase the amount available under the loan agreement from $50.0 million to $75.0 million. As of June 30, 1999, the outstanding amount under the loan agreement was $30.0 million; therefore, $45.0 million is available to borrow under the Loan Agreement. Funding for expansion beyond the Company's planned network deployment in 1999 may require additional financing unless the Company receives payment of a significant portion of the outstanding receivable due from BellSouth. There can be no assurance that the Company will receive such payments from BellSouth nor can there be assurance that the Company will be able to secure additional financing in amounts or under terms acceptable to the Company.

         Cash used in operating activities was approximately $17.4 million for the six months ended June 30, 1999 compared to $6.4 million during the comparable 1998 period. The increase in cash used in operating activities was primarily due to a $41.8 million increase related to accounts receivable (net of a $14.0 million receivable allowance) offset by increases in net income of $6.8 million, depreciation of $3.6 million, accounts payable of $6.5 million, accrued network cost of $4.4 million, deferred revenue of $1.2 million and an increase in deferred taxes of $7.4 million. The majority of the Company's accounts receivable at June 30, 1999 represented amounts due from BellSouth for reciprocal compensation, facility charges, toll and other charges. Although in July 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. (See DISPUTED RECIPROCAL COMPENSATION REVENUES appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth). The increase in depreciation was due to the increase in depreciable assets in service related to US LEC's network expansion. The increase in accounts payable, accrued network cost and deferred revenue was related to the continued expansion of the Company. The increase in deferred taxes was due to timing differences between book and tax income as of June 30, 1999.

         Cash used in investing activities decreased to $20.9 million for the six months ended June 30, 1999 from $25.4 million during the six months ended June 30, 1998. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets during 1999.

         Cash provided by financing activities decreased to $9.8 million for the six months ended June 30, 1999 from $87.6 million during the first six months of 1998. The decrease was primarily due to the $87.1 million of net proceeds from the Equity Offering in 1998 partially offset by $10.0 of borrowing under the Company's credit facility in 1999, both of which are discussed above.

DISPUTED RECIPROCAL COMPENSATION REVENUES
         A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). In August 1997, BellSouth notified the Company and other competitive local exchange carriers ("CLECs") that it considered traffic terminated to Internet Service Providers ("ISPs") to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to enhanced service providers, including ISPs and information service providers (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $42 million, $23 million and $45 million) for fiscal 1998 and the three and six months ended June 30, 1999, net of a $12 million, $8 million and $14 million allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

         On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the

"NCUC") ordered BellSouth to bill and pay for all such traffic (the "NCUC Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC Order. On July 16, 1999, the Company received an $11.2 million payment from BellSouth for a portion of the Disputed Reciprocal Compensation earned from North Carolina operations, and subject to the NCUC Order.

         Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's claims, including its claim that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also filed a notice of appeal and the United States Justice Department has indicated it will intervene in the appeal. As of the date of this filing, no action has yet been taken by the 4th Circuit and no pleadings have been filed by any party in connection with this appeal.

         In February, 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions may reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's existing interconnection agreement with BellSouth. To date, state regulatory bodies in at least eighteen different states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama and Florida, both of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion.

         On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded
June 16, 1999, and hearings have been scheduled in August 1999 with respect to BellSouth's complaint and October 1999 with respect to US LEC's complaint. These proceedings primarily involve the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network, or whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic, as well as other compensation owed to the Company.

         The NCUC proceedings, filed September 14, 1998, primarily involve issues relating to the interpretation of the Company's interconnection agreements with BellSouth. BellSouth claims principally that the traffic on Metacomm's network is in the nature of that provided by an ISP, and in addition, that the traffic does not qualify for reciprocal compensation
                                                                              15
because it does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the interconnection agreements with BellSouth. In addition, in BellSouth's recent filings with the NCUC, it has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended June 30, 1998, Richard
T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm, (3) that some of the reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data transversing the network that is originated by customers of Metacomm, and (4) that a portion of the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm may not have been sending data over the network.

         It is the Company's understanding that Metacomm is engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm's related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $50 million, $26 million and $50 million of gross revenue, before allowances and before late payment charges, for fiscal 1998 and the three and six months ended June 30, 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

         When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $20 million, $10 million and $20 million for fiscal 1998 and the three and six months ended June 30, 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of June 30, 1999, the Company had a liability to Metacomm in the amount of $14.1 million, which is recorded in accrued network costs in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1998 and the three and six months ended June 30, 1999, the Company paid Metacomm $8.3 million, $3.0 million and $6.3 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth.

         The Company believes that calls to establish, maintain and manage data network connections and intra-network communications generated by data processing routers, which are necessary to maintain the functionality and integrity of the Metacomm network, are within the definition of "telecommunications" under the Telecom Act and constitute compensable traffic subject to reciprocal compensation under the interconnection agreements the Company has with BellSouth. The Company also believes that the issues raised by BellSouth as additional bases for nonpayment do not excuse BellSouth from its obligation to pay reciprocal compensation under its interconnection agreement with the Company. Accordingly, the Company intends to defend vigorously against BellSouth's claims and to prosecute vigorously its claims against BellSouth in the above proceedings.

         As noted above, on July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

         o On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC").

         o On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC").

         o On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA").

         The proceedings before the FLPSC, the GPSC and the TRA are all in early stages and have not been scheduled for hearing dates.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, FLPSC, GAPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or by the FCC, or in any appeal or review of a favorable decision by the U.S. District Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's trade accounts receivable as of June 30, 1999 included approximately $113 million of earned but uncollected Disputed Reciprocal Compensation (before a $26 million allowance and before late payment charges) of which approximately $100 million was generated as a result of traffic related to the Metacomm network.

         In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth is scheduled to terminate on December 31, 1999. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service.


YEAR 2000 READINESS DISCLOSURE

         Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the Year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. No piece of equipment or software, owned or maintained by the Company predates August 1996, with the majority of all technology purchases concentrated in the period following March 1997. Since all of its internal systems are relatively new and there were no legacy systems to integrate, the Company believes that it does not face material Year 2000 issues that may afflict many technology owners and that its internal software and hardware systems will function properly in all material respects with regard to Year 2000 issues. In addition, Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of June 30, 1999, the Company's costs expended towards Year 2000 compliance has been minimal and it does not expect its additional expenditures directly related to Year 2000 compliance cost to exceed $100 thousand. Management continually reassesses the status of the Company's Year 2000 compliance efforts.

         The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing is a multi-phased process which includes, but is not limited to, setting the system clocks to simulate several key dates and times in the Year 2000, then performing daily activities. The infrastructure, servers and workstations, as well as software systems are being tested and validated using this process. The Company's internal information technology and systems, based on manufacturer supplied information, are 97 % compliant at this time, with 100% compliance of all internal systems expected by the end of August 1999. The core of the Company's telecommunication operations, the Lucent Technologies 5ESS(R) Any Media(TM) switch, is fully compliant at this time, as is other telecommunications systems owned by the Company. The services and facilities vendors to the Company are partially compliant with majority of these companies anticipating full compliance in the third quarter of 1999. While the Company has no control over vendors of telecommunications systems and facilities, based on information provided to the Company, we anticipate these vendors will be Year 2000 compliant by the end of 1999.

         The Company has assessed the building access, security, and related issues at all of its switch locations. Each switch site is accessible by manual methods in the event of building systems failure. Further, each US LEC switch site was built with a Year 2000 compliant uninterruptible power supply and a back up generator. The Company's corporate office and network operations center has received assurances from the building management that all systems within these buildings are Year 2000 compliant. The Company's supporting services are centralized at the corporate offices. The Year 2000 status of the sales offices for the remaining US LEC locations is currently being evaluated with no issues noted to date.

         The Company (as are all other telecommunications providers) is heavily dependent on the public switched network, over which the Company has little control. The Company cannot give comfort on the status of the public switched network or other telecommunications carriers and facility providers (such as local exchange carriers ("LECs") competitive access providers ("CAPs") or interexchange carriers ("IXCs")).

         While management believes that its internal hardware and software applications are Year 2000 compliant in all material respects, there can be no absolute assurance until the Year 2000 dates occur that all systems will then function adequately. The Company is monitoring all key vendors and suppliers for Year 2000 compliance by various methods including, but not limited to, gathering information from a detailed survey sent by the Company, public domain websites, public service commission filings, and SEC filings. While most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being Year 2000 compliant, if the software applications of other LECs, long distance carriers, IXCs, CAPs, or others on whose services the Company depends are not Year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide services to the Company as a result of Year 2000 non-compliance. The Company has developed Year 2000 contingency plans, in conjunction with its disaster recovery plans, in the event of a Year 2000 related failure including if its suppliers and vendors are not Year 2000 compliant, but there can be no assurance that the contingency plan will avoid service disruptions related to Year 2000 issues.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 1999, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

         Although US LEC does not currently utilize any interest rate management tools, it is evaluating the use of derivatives such as, but not limited to, interest rate swap agreements to manage its interest rate risk. As the Company's investments are all short-term in nature and its long-term debt is at variable short-term rates, management believes the carrying values of the Company's financial instruments approximate fair values.

                                             PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          US LEC is not currently a party to any material legal proceedings, other than the NCUC, FLPSC, GAPSC and TRA proceedings related to reciprocal compensation and other amounts due from BellSouth. Note 6 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         None during the quarter ended June 30, 1999.

USE OF PROCEEDS FROM REGISTERED SECURITIES

          On February 13, 1998, US LEC filed a registration statement with the SEC to register up to 6,325,000 shares of its Class A Common Stock (the "Common Stock") for sale by the Company. In April and May 1998, the Company completed an offering of these 6,325,000 shares (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $87.1 million, after deducting underwriting discounts and commissions of $6.6 million and offering expenses of $1.1 million. The Company has used such net proceeds as follows: (i) $64.3 million for the purchase of property and equipment, (ii) $3.8 million to repay indebtedness to two stockholders, including accrued interest (iii) $1.3 million for payment of debt issuance fees and (iv) $17.7 million for general corporate purposes necessitated by the inability of the Company to collect the majority of the earned but unpaid amounts due from BellSouth for reciprocal compensation (see note 6 to the Company's condensed consolidated statements included elsewhere in this report).


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Stockholders of US LEC Corp. was held on April 20, 1999. At the Annual Meeting, two matters were considered, acted upon and approved: (1) the election of two Directors for a one-year term and until their successors are duly elected and qualified and (2) an amendment to the US LEC Corp. 1998 Omnibus Stock Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 1,300,000 to 2,000,000.

         Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                                                                 VOTES *
                                                                               -------------------------------------------
                            NOMINEE                      COMMON STOCK                FOR            WITHHELD AUTHORITY
                 ------------------------------- ----------------------------- ----------------- -------------------------
                 David Flaum                               Class A                    8,924,017                    16,722
                                                           Class B                  170,752,700                         0
                                                                                    -----------               -----------
                                                            Total                   179,676,717                    16,722

                 Steven Schoonover                         Class A                    8,923,917                    16,822
                                                           Class B                  170,752,700                         0
                                                                                    -----------               -----------
                                                            Total                   179,676,617                    16,822

         Indicated below are the total votes in favor the amendment to the US LEC Corp. 1998 Omnibus Stock Plan, the total votes against the amendment and the total votes abstaining:



                                                                     VOTES *
                                              -------------------------------------------------------
                        COMMON STOCK                  FOR               AGAINST          ABSTAINED
                 ---------------------------- ------------------- ------------------- ---------------
                           Class A                     4,976,766             838,025          51,458
                           Class B                   170,752,700                   0               0
                                                     -----------         -----------      ----------
                            Total                    175,729,466             838,025          51,548


          * Each share of Class A Common Stock has one vote and each share of Class B Common Stock has 10 votes on all matters on which holders of Class A Common Stock are entitled to vote.


ITEM 5.    OTHER INFORMATION

Amended and Restated Loan and Security Agreement
         On June 30, 1999, US LEC Corp. amended and restated the existing credit facility with General Electric Capital Corporation, as Administrative Agent, Co-Arranger and Lender, and First Union National Bank, as Syndication Agent, Co-Arranger and Lender to increase the amount available under the credit facility from $50.0 million to $75.0 million. The credit facility is now comprised of (i) a $50.0 million revolving credit facility with a term of one year and an option to convert into a seven-year term loan on the termination date and (ii) a $25.0 million revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Initial advances under the amended facility bear interest at the rate of approximately 8.8%. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:
                            EXHIBIT NO.                                         DESCRIPTION

                            10.1                  Amended and Restated Loan and Security Agreement, dated as of June 30, 1999, among US LEC Corp., certain operating
                                                  subsidiaries of US LEC Corp., General Electric Capital
                                                  Corporation and First Union National Bank

                            11.1                  Statement Regarding Computation of Earnings per Share*


                            27                    Financial Data Schedule (For SEC use only)

                            *  Incorporated by reference to the Company's Condensed Consolidated
                               Statements of Operations appearing in Part I of this report.


            (b)    Form 8-K:

                     None during the quarter ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        US LEC Corp.

                        By:_______________________

                           Michael K. Robinson
                           Executive Vice President and Chief Financial Officer