Form 10-Q
period 1999-09-30
US LEC CORP
filed 1999-11-15
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission file number 0-24061

                                  US LEC Corp.
                                  ------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   56-2065535
                                   ----------
                      (I.R.S. Employer Identification No.)

            Transamerica Square, 401 North Tryon Street, Suite 1000
            -------------------------------------------------------
                        Charlotte, North Carolina      28202
                        ------------------------------------

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


As of November 12, 1999, there were 10,361,100 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                                  US LEC CORP.

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations - Three and nine month periods ended September 30, 1999 and 1998

Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Cash Flows - Nine month periods ended September 30, 1999 and 1998

Condensed Consolidated Statement of Stockholders' Equity - Nine month period ended September 30, 1999

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

ITEM 5.        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES

                         US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                                           Three months                        Nine months
                                                                         ended September 30,                ended September 30,
                                                                         1999            1998              1999             1998
                                                                       --------        --------          ---------        --------
   Revenue, Net                                                        $ 47,348        $ 22,291          $ 127,113        $ 54,269
   Cost of Services                                                      19,524           7,296             53,987          21,306
                                                                       --------        --------          ---------        --------
   Gross Margin                                                          27,824          14,995             73,126          32,963
   Selling, General and Administrative Expenses                          13,707           6,690             35,180          16,863
   Depreciation and Amortization                                          3,124           1,547              8,121           2,914
                                                                       --------        --------          ---------        --------
   Earnings from Operations                                              10,993           6,758             29,825          13,186
   Other (Income) Expense
     Interest Income                                                       (164)           (705)              (938)         (1,434)
     Interest Expense                                                       785               1              1,952             224
                                                                       --------        --------          ---------        --------
   Earnings Before Income Taxes                                          10,372           7,462             28,811          14,396
   Provision for Income Taxes                                             4,170           2,999             11,619           5,784
                                                                       --------        --------          ---------        --------
   Net Earnings                                                         $ 6,202         $ 4,463           $ 17,192         $ 8,612
                                                                       ========        ========          =========        ========
   Net Earnings Per Common Share:
     Basic                                                               $ 0.23          $ 0.16             $ 0.63          $ 0.35
                                                                       ========        ========          =========        ========
     Diluted                                                             $ 0.22          $ 0.16             $ 0.61          $ 0.34
                                                                       ========        ========          =========        ========
   Weighted Average Number of Shares Outstanding:
     Basic                                                               27,428          27,420             27,426          24,579
                                                                       ========        ========          =========        ========
     Diluted                                                             28,520          27,905             28,367          25,032
                                                                       ========        ========          =========        ========


            See notes to condensed consolidated financial statements

                             US LEC Corp. and Subsidiaries
                         Condensed Consolidated Balance Sheets
                           (In Thousands, Except Share Data)

                                                                                          (Unaudited)
                                                                                         September 30,          December 31,
                                                                                              1999                  1998
                                                                                       -------------------   -------------------
     Assets

      Current Assets
       Cash and cash equivalents                                                                  $ 8,056              $ 41,965
       Restricted cash                                                                              1,172                 1,167
       Accounts receivable (net of allowance of $33,425 at
        September 30, 1999 and $12,024 at December 31, 1998)                                      158,677                66,214
       Prepaid expenses and other assets                                                            1,804                 2,838
                                                                                       -------------------   -------------------

              Total current assets                                                                169,709               112,184

     Property and Equipment, Net                                                                   86,249                56,219

     Other Assets                                                                                   2,419                 1,800
                                                                                       -------------------   -------------------
       Total Assets                                                                             $ 258,377             $ 170,203
                                                                                       ===================   ===================


     Liabilities and Stockholders' Equity

        Current Liabilities:
           Accounts payable                                                                      $ 28,122              $ 13,509
           Deferred revenue                                                                         1,490                   829
           Accrued network costs                                                                   28,520                 9,866
           Deferred income taxes                                                                   13,829                 7,108
           Accrued expenses - other                                                                10,603                 4,657
                                                                                       -------------------   -------------------

              Total current liabilities                                                            82,564                35,969
                                                                                       -------------------   -------------------


     Deferred Income Taxes                                                                          5,388                 1,259
     Long-Term Debt                                                                                40,000                20,000

     Stockholders' Equity
        Common stock-Class A, $.01 par value (72,925 authorized
             shares, 10,359 outstanding at September 30, 1999)                                        104                   103
        Common stock-Class B, $.01 par value (17,075 authorized
             shares, 17,075 outstanding at September 30, 1999)                                        171                   171
        Additional paid-in capital                                                                106,904               106,800
        Retained earnings                                                                          23,246                 5,901
                                                                                       -------------------   -------------------


              Total stockholders' equity                                                          130,425               112,975
                                                                                       -------------------   -------------------

     Total Liabilities and Stockholders' Equity                                                 $ 258,377             $ 170,203
                                                                                       ===================   ===================


                See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                           (In Thousands) (Unaudited)



                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                           1999           1998
                                                                                                         ---------      ---------
    Operating Activities
         Net earnings                                                                                      $17,192         $8,612
                                                                                                         ---------       --------
         Adjustments to reconcile net earnings to net cash used in operating activities:
             Depreciation and amortization                                                                   8,121          2,914
             Accounts receivable allowance                                                                  21,401          6,007
             Stock compensation                                                                                  -             75
             Disposal of Property & Equipment                                                                  120             32
             Deferred compensation                                                                             153             91
             Deferred income taxes                                                                          10,869              -

             Changes in assets and liabilities which provided (used) cash:
                  Accounts receivable                                                                     (113,864)       (45,180)
                  Prepaid expenses and other assets                                                            933           (516)
                  Accounts payable                                                                          11,787          2,003
                  Deferred revenue                                                                             661           (630)
                  Accrued network costs                                                                     18,654          8,001
                  Accrued expenses - other                                                                   5,308          3,946
                                                                                                         ---------       --------
                      Total adjustments                                                                    (35,857)       (23,257)
                                                                                                         ---------       --------
                      Net cash used in operating activities                                                (18,665)       (14,645)
                                                                                                         ---------       --------

    Investing Activities
         Purchase of property and equipment                                                                (34,356)       (38,490)
         Restricted cash                                                                                        (5)          (828)
                                                                                                         ---------       --------
                      Net cash used in investing activities                                                (34,361)       (39,318)
                                                                                                         ---------       --------

    Financing Activities
         Proceeds from public stock offering                                                                     -         87,142
         Proceeds from exercise of stock options and warrants                                                   85            472
         Proceeds from long-term debt                                                                       20,000              -
         Payment of loan fees                                                                                 (968)             -
                                                                                                         ---------       --------
                      Net cash provided by financing activities                                             19,117         87,614
                                                                                                         ---------       --------

    Net (Decrease) Increase in Cash and Cash Equivalents                                                   (33,909)        33,651

    Cash and Cash Equivalents, Beginning of Period                                                          41,965          3,189
                                                                                                         ---------       --------
    Cash and Cash Equivalents, End of Period                                                               $ 8,056       $ 36,840
                                                                                                         =========       ========
    Supplemental Cash Flow Disclosures
         Cash Paid for Interest                                                                            $ 1,816          $ 505
                                                                                                         =========       ========
         Cash Paid for Taxes                                                                               $    -          $1,860
                                                                                                         =========       ========

            See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1999
                                 (In Thousands)
                                   (Unaudited)


                                                         Class A           Class B          Additional      Retained
                                                       Common Stock      Common Stock    Paid-in Capital    Earnings         Total
                                                       ------------      ------------    ---------------    --------       ---------
     Balance, December 31, 1998                            $ 103             $ 171         $ 106,800         $ 5,901       $ 112,975
     Exercise of stock options and warrants                    1                 -                85               -              86
     Tax effect related to warrants and options                -                 -                19               -              19
     Unearned Compensation - Stock Options                     -                 -                               153             153
     Net earnings                                              -                 -                 -          17,192          17,192
                                                       ------------      ------------    ---------------    --------       ---------
     Balance, September 30, 1999                           $ 104             $ 171         $ 106,904        $ 23,246       $ 130,425
                                                       ============      ============    ===============    ========       =========


            See notes to condensed consolidated financial statements

                          US LEC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.



2.  RESTRICTED CASH

     The restricted cash balance as of September 30, 1999 and December 31, 1998 serves as collateral for letters of credit related to certain office leases.


3.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share are based on net income divided by the weighted average common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares (in thousands of shares) for the three and nine month periods ended September 30, 1999 and 1998 were as follows:


                                                                         Three Months                          Nine Months
                                                                       Ended September 30                    Ended September 30
                                                                     1999               1998               1999              1998
                                                                    ------             -------            -------           ------
Basic Weighted Average Number of Shares Outstanding                 27,428              27,420             27,426           24,579
   Dilutive Stock Options                                              831                 237                689              133
   Dilutive Stock Warrants                                             261                 248                252              320
                                                                    ------              ------             ------           ------
Diluted Weighted Average Number of Shares Outstanding               28,520              27,905             28,367           25,032
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


5.  LONG-TERM DEBT

         On June 30, 1999, the Company amended the existing senior secured loan agreement with General Electric Capital Corporation and First Union National Bank to increase the amount available under the loan agreement from $50.0 million to $75.0 million. The credit facility is now comprised of (i) a $50.0 million revolving credit facility with a term of one year and an option to convert into a seven-year term loan on the termination date and (ii) a $25.0 million reducing revolving credit facility with a nine-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. The amount outstanding under the credit facility at September 30, 1999 was $40.0 million. Advances under the agreement as of September 30, 1999 bear interest at an annual rate of approximately 9.1%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.


6.  COMMITMENTS AND CONTINGENCIES

     DISPUTED RECIPROCAL COMPENSATION REVENUE - A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). In August 1997, BellSouth notified the Company and other competitive local exchange carriers ("CLECs") that it considered traffic terminated to Enhanced Service Providers ("ESPs"), including Internet service providers ("ISPs"), to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers primarily on the basis that such traffic does not terminate in the same local exchange and, as described below, the portion of the billings related to traffic on certain networks (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $42 million, $24 million and $69 million for fiscal 1998, respectively, and the three and nine months ended September 30, 1999, net of a $12 million, $7 million and $21 million allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

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

         Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's claims, including its claim that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to this proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. As of the date of this filing, no action has yet been taken by the 4th Circuit in connection with this appeal.

         In February 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions may reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least eighteen different states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama and Florida, both of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that, until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the remand (discussed above).

         On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings concluded in August 1999 with respect to BellSouth's complaint. Hearings concerning US LEC's complaint have been continued by the NCUC pending an order in the BellSouth complaint. The BellSouth proceeding primarily involves the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network, or whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic.

         In the NCUC proceedings filed September 14, 1998, BellSouth claims principally that the traffic on Metacomm's network does not qualify for reciprocal compensation because the Metacomm network was designed to generate reciprocal compensation and that such traffic does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the Company's interconnection agreements with BellSouth. In addition BellSouth's has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended September 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm, (3) that the reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data traversing the network that is originated by customers of Metacomm, (4) that a portion of the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm may not have been sending data over the network, (5) that the Metacomm network includes facilities that cross LATA boundaries and, therefore, data traversing these facilities is not local (and, therefore, is ineligible for reciprocal compensation), (6) that Metacomm is a reseller of US LEC's services, not an end-user, and (7) that the Metacomm network is a quasi-dedicated network which should not be eligible for reciprocal compensation.

         It is the Company's understanding that Metacomm is engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm's related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $50 million, $25 million and $75 million of gross revenue, before allowances and before late payment charges, for fiscal 1998 and the three and nine months ended September 30, 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

         When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $20 million, $10 million and $30 million for fiscal 1998 and the three and nine months ended September 30, 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of September 30, 1999, the Company had a liability to Metacomm in the amount of $19 million, which is recorded in accrued network costs in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1998 and the three and nine months ended September 30, 1999, the Company paid Metacomm $8 million, $3 million and $9 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth.

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

         As noted above, on July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February

1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP and other traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers, and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

o On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC").

o On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC").

o On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA").

         The proceedings before the GPSC, the FLPSC and the TRA are all in early stages.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company.

          If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the U.S. District Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of September 30, 1999 included approximately $146 million of earned but uncollected Disputed Reciprocal Compensation (before a $33 million allowance and before late payment charges) of which approximately $125 million was generated as a result of traffic related to the Metacomm network.

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

         STOCK OPTIONS -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of the Stockholders held on April 20, 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1.3 million to 2.0 million shares. As of September 30, 1999, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 1.4 million shares of Class A Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Except for historical information, this report contains forward-looking statements subject to uncertainties and risks, and as a result, the actual results of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") may differ materially from those discussed here. These uncertainties and risks include among others, the demand for US LEC's services, the ability of the Company to successfully attract and retain personnel, competition, issues related to Year 2000, uncertainties regarding its dealings with ILECs, other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of that capacity, the need to finance operations and future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owed to the Company by BellSouth Telecommunications, Inc. ("BellSouth"), as well as the Company's ability to successfully initiate operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's annual report on Form 10-K for the period ended December 31, 1998, and in other reports which are on file with the U.S. Securities and Exchange Commission.


OVERVIEW

         US LEC is a rapidly growing competitive local exchange carrier ("CLEC") that provides local, long distance and enhanced telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, hospitals, hotels, enhanced service providers ("ESPs"), including Internet service providers ("ISPs"), and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently provides local, long-distance, data and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Pennsylvania and Mississippi. In addition, US LEC is currently certified to provide telecommunications services in South Carolina, Washington, D.C., Maryland, Kentucky, Delaware and New Jersey. US LEC's current network is comprised of fifteen Lucent 5ESS(R) AnyMedia digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston Salem, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Atlanta, Memphis, Nashville, Knoxville, Norfolk/Virginia Beach, Richmond, Birmingham and Philadelphia, in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte. As of September 30, 1999, the Company had 356,828 Equivalent Access Lines in service. A detailed explanation of how the Company calculates Equivalent Access Lines is provided below.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue increased to $47.3 million for the quarter ended September 30, 1999 from $22.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, revenue was $127.1 million and $54.3 million, respectively. The significant increase in revenue resulted from the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow, as well as the revenue related to reciprocal compensation. Core business revenue, or revenue other than reciprocal compensation, increased to $17.2 million for the quarter ended September 30, 1999 from $8.6 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, core business revenue was $43.7 million and $20.2 million, respectively. Reciprocal compensation revenue increased to $30.1 million for the quarter ended September 30, 1999 from $13.7 million for the quarter ended September 30, 1998, net of an $7.3 million and $6.0 million allowance, respectively. For the nine months ended September 30, 1999 and 1998, reciprocal compensation revenue was $83.4 million and $34.1 million, net of a $21.3 million and $6.0 allowance, respectively. Given uncertainties associated with the reciprocal compensation issues, the Company recorded an $7.3 million allowance against reciprocal compensation revenue and related receivables during the quarter ended September 30, 1999, bringing the allowance for the nine months ended September 30, 1999 to $21.3 million and the total allowance to $33.4 million at September 30, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. The allowance was made for the uncertainty associated with the current judicial and regulatory proceedings related to reciprocal compensation revenue, and does not reflect a change in the Company's commitment to pursue the matter to a successful conclusion. (See also DISPUTED RECIPROCAL COMPENSATION REVENUE appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth.)

         Billable minutes of use ("MOUs") were approximately 7.0 billion in the third quarter of 1999 compared to 3.1 billion in the third quarter of 1998. Year-to-date MOUs were 19.4 billion in the nine month period ended September 30, 1999 compared to 6.4 billion in the nine month period ended September 30, 1998. Billable trunks increased by 10,240 to 69,199 at September 30, 1999 compared to 29,981 billable trunks at September 30, 1998. Equivalent Access Lines ("EALs") increased from 152,018 at September 30, 1998 to 356,828 at September 30, 1999. Equivalent Access Lines is a term used by US LEC to quantify the size of its network. EALs are based on the number of customer lines and trunks and the utilization of those lines and trunks during the "busy hour". The "busy hour" refers to the hour of the day when line usage is at its highest level. The Company calculates its EALs by multiplying the number of its trunks in service by five and adding to the result the number of its separate access lines in service. The decision of what multiplier to use is based on management's experience, which now indicates that the typical business access line is in use for approximately 400 seconds during the busy hour (or approximately 11.1% of capacity during the busy hour) and a typical business trunk is in use for approximately 2,000 seconds during the busy hour (or approximately 55.6% of capacity during the busy hour) or approximately five times use during the busy hour of a typical business line.

         Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $7.3 million, or 33% of revenue, for the quarter ended September 30, 1998, to $19.5 million, or 41% of revenue, for the quarter ended September 30, 1999 and from $21.3 million, or 39% of revenue, to $54.0 million, or 42% of revenue, for the comparable nine month year-to-date periods. The increase in cost of services was primarily a result of the increase in the size of US LEC's network, increased usage by its customers and increased commissions due to reciprocal compensation.

         Selling, general and administrative expenses for the third quarter 1999 increased to $13.7 million, or 29% of revenue, compared to $6.7 million, or 30% of revenue for the third quarter 1998. These expenses increased to $35.2 million for the first nine months of 1999, or 28% of revenue, compared to $16.9 million, or 31% of revenue for the comparable period in 1998. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with the BellSouth litigation.

         Depreciation and amortization for the three and nine months ended September 30, 1999 increased to $3.1 million from $1.5 million and to $8.1 million from $2.9 million, respectively, over the comparable 1998 periods due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

         Interest income for the three and nine months ended September 30, 1999 was $0.2 million and $0.9 million, respectively, compared to interest income of $0.7 million and $1.4 million for the three and nine months ended September 30, 1998, respectively.

           Interest expense for the three and nine months ended September 30, 1999 was $0.8 million and $2.0 million, respectively, compared to interest expense of $0.0 million and $0.2 million for the three and nine months ended September 30, 1998, respectively. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

         Provision for income taxes for the three and nine months ended September 30, 1999 was $4.2 million and $11.6, respectively, compared to $3.0 million and $5.8 million for the three and nine months ended September 30, 1998, respectively. Income taxes were based on an effective tax rate of approximately 40%.

         As a result of the foregoing, net income for the three and nine months ended September 30, 1999 amounted to $6.2 million, or $.22 per share (diluted), and $17.2 million, or $.61 per share (diluted), respectively, compared to net income of $4.5 million, or $.16 per share (diluted), and $8.6 million, or $.34 per share (diluted) for the three and nine months ended September 30, 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $34.3 million and $38.5 million for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during the balance of 1999 and beyond. On June 30, 1999, the Company amended the existing senior secured loan agreement with General Electric Capital Corporation and First Union National Bank to increase the amount available under the loan agreement from $50.0 million to $75.0 million. As of September 30, 1999, the outstanding amount under the loan agreement was $40.0 million; therefore, $35.0 million is available to borrow under the Loan Agreement. Funding for expansion beyond the Company's planned network deployment in 1999 may require additional financing unless the Company receives payment of a significant portion of the outstanding receivable due from BellSouth. There can be no assurance that the Company will receive such payment from BellSouth nor can there be assurance that the Company will be able to secure additional financing in amounts or under terms acceptable to the Company.

         Cash used in operating activities was approximately $18.6 million for the nine months ended September 30, 1999 compared to $14.6 million during the comparable 1998 period. The increase in cash used in operating activities was primarily due to a $53.3 million increase related to accounts receivable (net of allowances) offset by increases in net income of $8.6 million, depreciation of $5.2 million, prepaid and other assets of $1.4 million, accounts payable of $9.7 million, accrued expense and accrued network cost of $12.0 million, deferred revenue of $1.3 million and an increase in deferred taxes of $10.9 million. The majority of the Company's accounts receivable at September 30, 1999 represented amounts due from BellSouth for reciprocal compensation, facility charges, toll and other charges. Although in July 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. (See DISPUTED RECIPROCAL COMPENSATION REVENUE appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth). The increase in depreciation was due to the increase in depreciable assets in service related to US LEC's network expansion. The increase in accounts payable, accrued expenses, accrued network cost, prepaid expenses and other assets and deferred revenue was related to the continued expansion of the Company. The increase in deferred taxes was due to timing differences between book and tax income as of September 30, 1999.

         Cash used in investing activities decreased to $34.4 million for the nine months ended September 30, 1999 from $39.3 million during the nine months ended September 30, 1998. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets during 1999.

         Cash provided by financing activities decreased to $19.1 million for the nine months ended September 30, 1999 from $87.6 million during the first nine months of 1998. The decrease was primarily due to the $87.1 million of net proceeds from the public stock offering in 1998 partially offset by $20.0 of borrowing under the Company's credit facility in 1999, which is discussed above.

DISPUTED RECIPROCAL COMPENSATION REVENUE

     A majority of the Company's revenue is derived from reciprocal compensation amounts due from incumbent local exchange carriers ("ILECs"), principally BellSouth Telecommunications, Inc. ("BellSouth"). In August 1997, BellSouth notified the Company and other competitive local exchange carriers ("CLECs") that it considered traffic terminated to Enhanced Service Providers ("ESPs"), including Internet service providers ("ISPs"), to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers primarily on the basis that such traffic does not terminate in the same local exchange and, as described below, the portion of the billings related to traffic on certain networks (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $42 million, $24 million and $69 million for fiscal 1998, respectively, and the three and nine months ended September 30, 1999, net of a $12 million, $7 million and $21 million allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

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

         Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's claims, including its claim that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to this proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. As of the date of this filing, no action has yet been taken by the 4th Circuit in connection with this appeal.

         In February 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions may reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least eighteen different states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama and Florida, both of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that, until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the remand (discussed above).

         On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings concluded in August 1999 with respect to BellSouth's complaint. Hearings concerning US LEC's complaint have been continued by the NCUC pending an order in the BellSouth complaint. The BellSouth proceeding primarily involves the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network, or whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic.

     In the NCUC proceedings filed September 14, 1998, BellSouth claims principally that the traffic on Metacomm's network does not qualify for reciprocal compensation because the Metacomm network was designed to generate reciprocal compensation and that such traffic does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the Company's interconnection agreements with BellSouth. In addition BellSouth's has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended September 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm, (3) that the reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data traversing the network that is originated by customers of Metacomm, (4) that a portion of the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm may not have been sending data over the network, (5) that the Metacomm network includes facilities that cross LATA boundaries and, therefore, data traversing these facilities is not local (and, therefore, is ineligible for reciprocal compensation), (6) that Metacomm is a reseller of US LEC's services, not an end-user, and (7) that the Metacomm network is a quasi-dedicated network which should not be eligible for reciprocal compensation.

         It is the Company's understanding that Metacomm is engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm's related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $50 million, $25 million and $75 million of gross revenue, before allowances and before late payment charges, for fiscal 1998 and the three and nine months ended September 30, 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

         When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $20 million, $10 million and $30 million for fiscal 1998 and the three and nine months ended September 30, 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of September 30, 1999, the Company had a liability to Metacomm in the amount of $19 million, which is recorded in accrued network costs in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1998 and the three and nine months ended September 30, 1999, the Company paid Metacomm $8 million, $3 million and $9 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth.

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

         As noted above, on July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP and other traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers, and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

o On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC").

o On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC").

o On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA").

         The proceedings before the GPSC, the FLPSC and the TRA are all in early stages.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company.

          If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the U.S. District

Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of September 30, 1999 included approximately $146 million of earned but uncollected Disputed Reciprocal Compensation (before a $33 million allowance and before late payment charges) of which approximately $125 million was generated as a result of traffic related to the Metacomm network.

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


YEAR 2000 READINESS DISCLOSURE

         Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the Year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. No piece of equipment or software, owned or maintained by the Company predates August 1996, with the majority of all technology purchases concentrated in the period following March 1997. Since all of its internal systems are relatively new and there were no legacy systems to integrate, the Company believes that it does not face material Year 2000 issues that may afflict many technology owners and that its internal software and hardware systems will function properly in all material respects with regard to Year 2000 issues. In addition, Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of September 30, 1999, the Company's costs expended towards Year 2000 compliance has been minimal and it does not expect its additional expenditures directly related to Year 2000 compliance cost to exceed $0.1 million. Management continually reassesses the status of the Company's Year 2000 compliance efforts.

         The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing was concluded on September 25, 1999. The testing was a multi-phased process which includes, but is not limited to, setting the system clocks to simulate several key dates and times in the Year 2000, then performing daily activities. The infrastructure, servers and workstations, as well as software systems were tested and validated using this process. The Company's internal information technology and systems, based on manufacturer supplied information and internal testing, are 100% compliant, barring new contradictory information from the manufactures or vendors. The core of the Company's telecommunication operations, the Lucent Technologies 5ESS(R) Any Media(TM) switch, is fully compliant at this time, as are other telecommunications systems owned by the Company. The majority of the services and facilities vendors to the Company are compliant with the remainder of these companies anticipating full compliance in the fourth quarter of 1999. While the Company has no control over vendors of telecommunications systems and facilities, based on information provided to the Company, we anticipate that the vendors utilized by the Company will be Year 2000 compliant by the end of 1999.

         The Company has assessed the building access, security, and related issues at all of its switch locations. Each switch site is accessible by manual methods in the event of building systems failure. Further, each US LEC switch site was built with a Year 2000 compliant uninterruptible power supply and a back-up generator. The Company's corporate office and network operations center has received assurances from the building management that all systems within these buildings are Year 2000 compliant. The Company's supporting services are centralized at the corporate offices. The Year 2000 status of the sales offices for the remaining US LEC locations is currently being evaluated with no issues noted to date.

         The Company (as are all other telecommunications providers) is heavily dependent on the public switched network, over which the Company has little control. The Company cannot give comfort on the status of the public switched network or other telecommunications carriers and facility providers (such as other local exchange carriers ("LECs"), competitive access providers ("CAPs") or interexchange carriers ("IXCs")).

         While management believes that its internal hardware and software applications are Year 2000 compliant in all material respects, there can be no absolute assurance until the Year 2000 dates occur that all systems will then function adequately. The Company is monitoring all key vendors and suppliers for Year 2000 compliance by various methods including, but not limited to, gathering information from a detailed survey sent by the Company, public domain websites, public service commission filings, and SEC filings. While most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being Year 2000 compliant, if the software applications of other LECs, IXCs, CAPs, or others on whose services the Company depends are not Year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide services to the Company as a result of Year 2000 non-compliance. The Company has developed Year 2000 contingency plans, in conjunction with its disaster recovery plans, in the event of a Year 2000 related failure including if its suppliers and vendors are not Year 2000 compliant, but there can be no assurance that the contingency plan will avoid service disruptions related to Year 2000 issues.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 1999, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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


                            PART II OTHER INFORMATION


Item 1.    Legal Proceedings

          US LEC is not currently a party to any material legal proceedings, other than the NCUC, GAPSC, FLPSC and TRA proceedings related to reciprocal compensation and other amounts due from BellSouth. Note 6 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.


Item 2.   Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         None.


Item 3.    Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

          None.


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

            (b) Form 8-K:

                  None during the quarter ended September 30, 1999.

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