Form 10-K
period 1999-12-29
US LEC CORP
filed 2000-03-30
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $ 454,741,141 as of March 17, 2000 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

         As of March 17, 2000, there were 10,443,541 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part I, Part II and
Part IV of this report. Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2000 are incorporated by reference into Part III of this report.

                                  US LEC CORP.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                         Page
                                                                                                                        ------
PART I

Item 1:              Business                                                                                              3

Item 2:              Properties                                                                                           21

Item 3:              Legal Proceedings                                                                                    21

Item 4.              Submission of Matters to a Vote of Security Holders                                                  21



PART II

Item 5:              Market for the Registrant's Common Stock and Related Stockholder Matters                             22

Item 6:              Selected Consolidated Financial Data                                                                 22

Item 7:              Management's Discussion and Analysis of Financial Condition and Results

                     of Operations                                                                                        22

Item 7A:             Quantitative and Qualitative Disclosures About Market Risk                                           22

Item 8:              Financial Statements and Supplementary Data                                                          22

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 22



PART III

Item 10:             Directors and Executive Officers of the Registrant                                                   22

Item 11:             Executive Compensation                                                                               22

Item 12:             Security Ownership of Certain Beneficial Owners and Management                                       22

Item 13:             Certain Relationships and Related Transactions                                                       23



PART IV

Item 14:             Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      24

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY


         US LEC Corp. ("US LEC" or the "Company") is a provider of integrated telecommunications services, including: local, long distance, data, Internet and enhanced services to customers in selected markets in North Carolina, Georgia, Tennessee, Florida, Virginia, Alabama, Pennsylvania, Mississippi, South Carolina, Kentucky, Washington D.C. and Maryland. The Company is also currently certified to provide telecommunications services in Delaware, New Jersey, Texas, Massachusetts, New York and Ohio. The predecessor to US LEC was incorporated in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. On December 31, 1996, the original corporation was merged into US LEC L.L.C., a limited liability company. On December 31, 1997, in anticipation of an initial public offering, US LEC L.L.C. was merged into US LEC. US LEC initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers ("CLEC") in North Carolina to provide switched local exchange services. US LEC's network is comprised of seventeen Lucent 5ESS(R) AnyMedia(TM) digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston Salem, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C., and Baltimore, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte. The Company primarily serves telecommunications-intensive customers including businesses, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, Internet service providers, hotels, and government agencies. As of February 29, 2000, the Company had over 52,500 business trunks, over 34,100 Internet service provider ("ISP")/enhanced service provider ("ESP") trunks, and over 15,100 business lines in service.


BUSINESS STRATEGY


         US LEC's objective is to become a leading provider of integrated telecommunications and data services to its existing and target customers and to increase its market share by increasing its product portfolio and by providing exceptional customer service. The principal elements of US LEC's business strategy include:


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


         FOCUS OF OPERATIONS. The Company focuses its network build out and marketing presence in target markets composed of Tier I cities (major metropolitan areas such as Atlanta, Miami, Washington D.C. and Philadelphia) and Tier II cities (mid-size metropolitan areas such as Greensboro, Tampa and Nashville). The Company has selected its target markets based on a number of considerations, including the number of potential customers and other competitors in such markets and the presence of multiple transmission facility suppliers. The Company currently focuses on markets in the Southeast and Mid-Atlantic United States. Management believes that the Company's clustered network will enable it to take advantage of calling patterns and capture an increasing portion of customer traffic on its network.

         TARGET TELECOMMUNICATIONS-INTENSIVE CUSTOMERS. The Company focuses its primary sales efforts on telecommunications-intensive customers including businesses, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, ISP's, hotels, and government agencies. The volume of usage generated by the Company's target customers allows the Company to efficiently concentrate the telecommunications traffic of its customers. In addition, the Company frequently is able to sell enhanced, long distance and data services to complement its core local services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of minutes of use. Unlike many other CLECs, the Company does not resell ILEC services.

         INSTALL A ROBUST TECHNOLOGY PLATFORM. The Company has chosen the 5ESS(R) Any Media(TM) digital switch manufactured by Lucent Technologies, Inc. ("Lucent") to provide a consistent technology platform throughout its network. US LEC currently has 17 Lucent switches active throughout its network. To enhance its service offerings, the Company deployed an Alcatel MegaHub(R) 600ES ("Alcatel") tandem switch in Charlotte. The Alcatel switch complements the Lucent switches and improves US LEC's ability to provide enhanced services. The Company has also deployed an Advanced Intelligent Network ("AIN") platform. This AIN platform positions US LEC for enhanced services as well as allows the Company Signaling System No. 7 ("SS7") connectivity independent of the ILECs.

         EMPLOY AN EXPERIENCED SALES FORCE. Management believes that the Company's success in a particular market is enhanced by employing a direct sales force with extensive local market and telecommunications sales experience. The Company employed this strategy in building its sales force. Salespeople with experience in a particular market provide the Company with extensive knowledge of the Company's target customer base and in many cases have existing relationships with target customers.

         IMPLEMENT EFFICIENT PROVISIONING PROCESSES WITH STATE-OF-THE-ART BACK OFFICE SUPPORT. Management believes that a critical aspect of the success of a CLEC is timely and effective provisioning systems, which includes the process of transitioning ILEC customers to the Company's network. The Company focuses on implementing effective and timely provisioning practices to efficiently transition customers from the ILEC or other CLECs to the Company with minimal disruption of the customer's operations. Among other things, US LEC is approved by Lockheed Martin as a provider of Local Number Portability ("LNP") for its customers. In addition, the US LEC Network Operations Center ("NOC") houses the tools to monitor its network. The NOC provides network surveillance, real-time alarm notification, dispatch services, and 24 hour x 7 day a week availability and notification.

         OFFER A BROAD RANGE OF PRODUCTS AND SERVICES. US LEC offers customers a broad range of telecommunication services, which can be bundled. Management believes a broad product range, competitive pricing, and an opportunity to bundle services gives US LEC customers an exceptional value. Local network access is available in many forms including Integrated Services Digital Network ("ISDN"), Primary Rate Interface ("PRI"), T1 Access and Channel Access ("DSO"). Multiple local access services are also available, including business lines, Private Branch Exchange ("PBX") trunks and Foreign Exchange trunks. US LEC also offers its customers calling card, enhanced toll-free, digital private line, dedicated high-speed internet access and competitively priced long distance service, including intrastate, interstate, international and toll-free calls. US LEC's efforts to add additional data products (such as frame relay and digital subscriber line (DSL)) is consistent with the predominant trend in the telecommunications industry of adding data products and services to traditional voice products. To further this objective, the Company has deployed its Asynchronous Transfer Mode ("ATM") and AIN platforms. These systems provide the Company the ability to develop and offer advanced communications products and services, such as Frame Relay and e-commerce services that are critical to businesses throughout the United States.

US LEC'S NETWORK

         During 1999, the Company installed new Lucent 5ESS(R) Any Media(TM) digital switches in five new cities, bringing the total to 16 local switches at the end of 1999. During the first quarter of 2000, the Company activated its seventeenth Lucent switch in Baltimore. The Company has announced plans to activate additional Lucent switches in Chattanooga, Charleston, New York, Boston, Pittsburgh, Atlanta, Louisville, New Orleans and West Palm Beach bringing its total number of switches to 26 in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte.

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

         The Company has signed interconnection agreements with various ILECs, including BellSouth Telecommunications, Inc. ("BellSouth"), GTE, Sprint, Bell Atlantic and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The agreement with BellSouth covers all states in BellSouth's operating area in which US LEC operates. The interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreement is reached. When signed, the new agreement will be effective as of January 1, 2000.


PRODUCTS AND SERVICES

         The Company provides local dial-tone services to customers. Local access is available in many different forms including ISDN, PRI, T1 Access and Channel Access. The Company's network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also provides access to third party directory assistance and operator services.

         US LEC provides domestic and international long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services and typical enhanced services such as voice mail.

         The Company is also adding data products to its portfolio of products. Most notably, the Company now offers US LECnet, a direct, dedicated, high-speed connection to the Internet. With US LECnet, the Company can bundle voice, data and Internet access all on a single, converged, high-speed, digital access facility. US LECnet can also be provisioned on separate facilities.

         The Company's ability to bundle local, long distance and data services allows it to offer its customers more efficient use of transport facilities and allows it to aggregate customers' monthly recurring and usage charges on a single, consolidated invoice.

SALES AND MARKETING

         SALES. US LEC is building a highly motivated and experienced direct sales force. The Company recruits salespeople with strong sales backgrounds in its existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators, CLECs and ILECs. The Company expanded its sales force from 98 salespeople at December 31, 1998 to 180 salespeople at December 31, 1999 and management expects to further increase the Company's sales force to approximately 300 salespeople by the end of 2000. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program. The Company also utilizes independent sales agents to identify and maintain customers.

         MARKETING. In its existing markets, US LEC seeks to position itself as a high quality alternative to ILECs for local telecommunication services by offering network reliability, bundled products and superior customer support at competitive prices. The Company is building its reputation and brand identity by working closely with its customers to develop services tailored to their particular needs and by implementing targeted product offerings and promotional efforts.

         The Company primarily uses three service marks: US LEC, a logo that includes US LEC, and THE COMPETITIVE TELEPHONE COMPANY. These service marks have been registered either on the principal or the supplemental register of the U.S. Patent and Trademark Office for uses related to telecommunications services. The Company also has pending trademark applications for these marks.

         CUSTOMER SERVICE. Management believes that the Company's ability to provide superior customer service is a key factor in acquiring new customers and reducing churn of existing customers. The Company has developed a customer service strategy that is designed to effectively meet the service requirements of its target customers. The principal salesperson for each customer provides the first line of customer service by identifying and resolving any customer needs. An account development representative is assigned to each customer to supervise all aspects of customer relations and to provide a single point of contact for all customer service issues. To support this locally-based team, the Company also has a centrally based customer service and NOC team.

         BILLING. US LEC outsources the preparation of customer bills, which are available in a variety of formats to meet a customer's specific needs. US LEC offers customers simplicity and convenience by sending one bill for all services and the bill is sent out within a few days after the billing cycle.


SIGNIFICANT CUSTOMER

         In fiscal 1997, 1998, and 1999, BellSouth, operating in the majority of the Company's markets, accounted for approximately 65%, 80%, and 70%, respectively, of the Company's net revenue (before reduction for the $12.0 million and $27.8 million allowance in 1998 and 1999, respectively, described in
Note 6 to the Company's consolidated financial statements). The majority of this revenue for 1998 and 1999 was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1997, 1998, and 1999, BellSouth accounted for 67%, 94%, and 92% of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues are in dispute. The majority of these disputed receivables and revenues have resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, and which became a related party to the Company during 1998 (see Notes 6 and 8 to the Company's consolidated financial statements).


EMPLOYEES

         As of December 31, 1999, the Company employed 460 people. The Company expects to employ over 750 people by the end of 2000. The Company considers its employee relations to be very good.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of US LEC Corp:

                 Name                       Age     Position
                 ----                       ---     --------
                 Richard T. Aab             50      Chairman of the Board and Director
                 Tansukh V. Ganatra         56      Vice Chairman, Chief Executive Officer and Director
                 Aaron D. Cowell, Jr.       37      President
                 Michael K. Robinson        43      Executive Vice President and Chief Financial Officer
                 Robert D. Ingram           54      Executive Vice President-Engineering and Chief Technical Officer


         RICHARD T. AAB co-founded US LEC in June 1996 and has served as Chairman of the Board of Directors since that time. He also served as Chief Executive Officer from June 1996 until July 1999. In 1982, he co-founded ACC Corp., a publicly-traded international telecommunications company that was acquired by Teleport Communications Group, Inc. ("Teleport") in 1998. Teleport was subsequently acquired by AT&T. Between 1982 and 1997, Mr. Aab held various positions with ACC Corp. including Chairman and Chief Executive Officer and served as a director. Under Mr. Aab's leadership, ACC Corp. participated in the introduction of competition into local and long distance telecommunications markets in the United States, Canada and the United Kingdom.

         TANSUKH V. GANATRA co-founded US LEC in June 1996 and has served as a director since that time. He also served as President and Chief Operating Officer from June 1996 until July 1999, when he was named President and Chief Executive Officer. In January 2000, he was named Vice Chairman and Chief Executive Officer. Mr. Ganatra is a specialist in the field of intelligent switching technology and transport network systems. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., including serving as its President and Chief Operating Officer. Prior to joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corp. (now Frontier Corp.), culminating with the position of Director of Network Engineering.

         AARON D. COWELL, JR. joined US LEC in June 1998 as Executive Vice President and General Counsel. He was named President in January 2000. Prior to joining US LEC, Mr. Cowell was a partner with Moore & Van Allen, PLLC, a large southeastern law firm. Mr. Cowell focussed on business and transactional law, specializing in mergers and acquisitions. He also represented telecommunications-related businesses throughout his career in private practice. At Moore & Van Allen, he represented US LEC since its initial incorporation in 1996. He has been involved in numerous operating areas of US LEC's business and legal affairs, including its IPO in April 1998. Mr. Cowell is a graduate of Harvard Law School.

         MICHAEL K. ROBINSON has been US LEC's Executive Vice President of Finance and Chief Financial Officer since July 1998. Prior to joining US LEC, Mr. Robinson held positions with the Telecom sector of Alcatel, an international telecommunications equipment company headquartered in Paris, France. From 1996 to the July 1998, Mr. Robinson was Executive Vice President and Chief Financial Officer of Alcatel Data Networks, developers and manufacturers of wide area network data switching equipment for carrier and enterprise solutions, based in Ashburn, Virginia. He was responsible for financial controls, treasury, contracts management, information systems, and facilities. In addition to his duties at Alcatel Data Networks, Mr. Robinson was responsible for the worldwide financial operations of the Enterprise and Data Networking division for Alcatel. From 1989 to 1995, Mr. Robinson was Vice President and Chief Financial Officer with Alcatel Network Systems in Raleigh, North Carolina, and then in Richardson, Texas. The company develops, manufactures, and markets transmission equipment for telecommunications systems. Prior to joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. He brings over 14 years of telecommunications experience to US LEC. Mr. Robinson is a graduate of the MBA program at Wake Forest.

         ROBERT D. INGRAM joined US LEC in September 1999 as its Executive Vice President - Engineering and Chief Technology Officer. Mr. Ingram has almost 30 years of experience in the telecommunications industry. Immediately prior to joining US LEC, Mr. Ingram served in the capacity of Vice President - Planning, Engineering and Construction for Citizens Communications in Dallas, Texas, a telecommunications provider operating approximately one million access lines in 13 states. In this role, Mr. Ingram was responsible for the integration of engineering and construction activities in widely dispersed operating units. He was instrumental in the implementation of Citizens' data services, in addition to planning their network architecture and equipment selection for introducing high-speed digital services, and he has extensive experience with both voice and data networks. Previously, Mr. Ingram spent 22 years with Rochester Telephone in similar functions.


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

         OVERVIEW. The Company's services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission (the "FCC") generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The state regulatory commissions (herein "PUCs") retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.

         FEDERAL LEGISLATION. The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"). The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act. The Telecom Act establishes a regulatory framework for the introduction of local competition throughout the United States and was intended to reduce unnecessary regulation to the greatest extent possible. Among other things, the Telecom Act preempts, after notice and an opportunity for comment, any state or local government from prohibiting any entity from providing telecommunications service.

         The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the incumbent local exchange carriers and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations, some of which are implemented by FCC regulations. The Telecom Act contemplates that states will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations between ILECs and their new competitors.

         The FCC has significant responsibility in the manner in which the Telecom Act will be implemented especially in the areas of pricing, universal service, access charges and price caps. The details of the rules adopted by the FCC will have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated.

         The PUCs also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with the FCC regulations. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs and must approve interconnection agreements, and resolve contract compliance disputes arising from interconnection agreements. See "Business -- Forward Looking Statements and Risk Factors -- Uncertainties Related to Reciprocal Compensation" for a discussion of the actions before PUCs related to its interconnection agreement with BellSouth.

         The Company has historically earned a significant portion of its initial revenue in some markets from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs in the Company's territory (principally BellSouth) have challenged the applicability of the reciprocal compensation related to enhanced service providers and ISP customers receiving more calls than they make. See "Business -- Forward Looking Statements and Risk Factors -- Uncertainties Related to Reciprocal Compensation". (See Note 6 to the Company's Consolidated Financial Statements).

         The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way also apply to CLECs, including the Company. As a result of the Telecom Act's applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies ("RBOC"), other ILECs, long distance carriers and other companies and likely will increase the level of competition the Company faces. See "Business - Competition".

         In addition, the Telecom Act provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across LATAs until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. Recently, the FCC approved Bell Atlantic's right to provide interLATA service in New York, which is the only interLATA application by an RBOC that has been approved to date. See "Business -- Forward Looking Statements and Risk Factors--Regulation".

         FEDERAL REGULATION AND RELATED PROCEEDINGS. The Telecom Act and the FCC's efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders eliminating tariff filing requirements for non-dominant carriers providing interstate access and domestic interstate long distance services. However, on February 13, 1997, the United States Court of Appeals for the District of Columbia (the "D.C. Court of Appeals") granted motions for stay of the FCC order detariffing domestic interstate long distance service pending judicial review of that order. The result of this stay is that carriers must continue to file tariffs for interstate long distance services. Tariff filing requirements remain in place for international traffic. US LEC has filed federal interstate long distance, interstate access and international tariffs.

         The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied "streamlined" tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provides certain immediate regulatory relief regarding price cap ILECs and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs, such as the Company. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company's ability to compete with ILECs for certain service could be adversely affected.

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

         On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC retail local exchange services (which the FCC suggested should be in the range of 17%-25%); (ii) availability of unbundled local loops and other unbundled ILEC network elements;
(iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other service providers to opt into portions of previously-approved interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis. See "Regulation -- Eighth Circuit Court of Appeals Decision and Supreme Court Reversal" for a discussion of the Eighth Circuit Court of Appeals decision related to this order.

         On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has made minimal contributions to the fund, the amount of the Company's required contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future. In the May 8 order, the FCC also announced that it will revise its rules for subsidizing service provided to consumers in high cost areas. The United States Court of Appeals for the Fifth Circuit upheld those rules.

         In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on an ILEC's ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. On May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap ILECs recover through traffic sensitive access charges. In the May 16 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules to be established that grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services. Several parties have appealed the May 16 order. Those appeals were consolidated and transferred to the United States Court of Appeals for the Eighth Circuit which upheld the Commission's rules.

         As part of its overall plan to lower interstate access rates, the FCC also released an order on May 21, 1997, in which the FCC revised its price cap rules. In the May 21 order, the FCC increased the so-called X-Factor (the percentage by which price cap LECs must lower their interstate access charges every year, net of inflation and exogenous cost increases) and made it uniform for all price cap LECs. The results of these rule changes will be both a one-time overall reduction in price cap LEC interstate access charges and an increase in the rate at which those charges will be reduced in the future. Several parties have appealed the May 21 order. Those appeals were consolidated and transferred to the United States Court of Appeals for the Tenth Circuit. They have been subsequently transferred to the D.C. Court of Appeals where they are currently pending.

         On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. In light of the FCC order, state commissions which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. To date, four PUCs in states where the Company has earned reciprocal compensation have affirmed their prior position on this issue. The FCC order has been appealed by several parties. On March 24, 2000, the United States Court of Appeals for the D.C. Circuit vacated the FCC's February 26, 1999 declaratory ruling and remanded it back to the FCC. The D.C. Circuit Court of Appeals found that the FCC failed to clearly explain and support why ISP traffic should fall under its jurisdiction as long distance in nature rather than under the domain of state regulators as local in nature. This ruling means the FCC will have to reexamine its rules covering reciprocal compensation for ISP traffic. The Company cannot predict the results of such reexamination.

         The Company also anticipates that the FCC will initiate a number of additional proceedings, of its own volition and as a result of requests from CLECs and others, as a result of the Telecom Act.

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

         The U.S Court of Appeals for the Eighth Circuit ("8th Circuit") held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The 8th Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the Telecom Act's local competition provisions. In addition, the 8th Circuit decisions substantially limited the FCC's authority to enforce the local competition provisions of the Telecom Act. On January 25, 1999, U.S. Supreme Court reversed the 8th Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements (including regulations governing reciprocal compensation). In addition, the Supreme Court affirmed the "pick and choose" rules which allows carriers to choose individual portions of existing interconnection agreements with other carriers and to opt-in only to those portions of the interconnection agreement that they find most attractive. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the 8th Circuit because the 8th Circuit did not decide those challenges. These challenges will now have to be addressed by the 8th Circuit in light of the Supreme Court's decision. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. On remand, the FCC largely retained its list of unbundled elements, but eliminated the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the top 50 MSAs, and the requirement to provide unbundled operator service and directory assistance.

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

         STATE REGULATION. The Company has all of the certifications necessary to offer its current services in the states of:

              STATE
              -----

              North Carolina
              Georgia
              Virginia
              Tennessee
              South Carolina
              Florida
              Alabama
              Washington, D.C.
              Pennsylvania
              Maryland
              Delaware
              New Jersey
              New York
              Massachusetts
              Kentucky
              Mississippi
              Ohio
              Texas

         The Company has applications pending with the following PUCs:
              Connecticut
              Louisiana

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

         The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. See "Business -- Regulation" for additional information concerning the regulatory environment in which the Company operates. Because US LEC leases fiber optic transmission capacity to link its customers with its networks, and uses state-of-the-art technology in its switch platforms, the Company has demonstrated cost and service quality advantages over some currently available ILEC networks.

         OTHER COMPETITORS. The Company also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which the Company offers its services. In addition to the ILECs, CAPs, and other CLECs, potential competitors capable of offering switched local and long distance services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

         Except for historical statements and discussions, statements contained in this report constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's Annual Report to Stockholders for the year ended December 31, 1999, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC, including statements regarding future operating performance, share of new and existing markets, short-term and long-term revenue, earnings and cash flow amounts, judicial, statutory and regulatory developments and general industry growth rates and US LEC's performance in relation thereto. These statements are identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC's ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC's control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

         DISPUTED RECIPROCAL COMPENSATION. The Telecom Act requires ILECs to provide reciprocal compensation to a CLEC for local traffic terminated on such CLEC's network. Notwithstanding this requirement, a number of ILECs have taken the position that traffic terminated to ESPs, including information service providers such as ISPs, is not local traffic. A majority of the Company's revenue is derived from reciprocal compensation amounts due from ILECs, principally BellSouth. In August 1997, BellSouth notified the Company and other CLECs that it considered traffic terminated to ESPs, including ISPs, to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers, primarily on the basis that such traffic does not terminate in the same local exchange and, as described below, the portion of the billings related to traffic on certain networks (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $0, $42 million and $92 million for 1997, 1998 and 1999, respectively, net of a $0, $12 million and $27 million allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

         On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the "NCUC") ordered BellSouth to bill and pay for all ISP-related traffic (the "NCUC Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the FCC. This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC Order. On July 16, 1999, the Company received an $11 million payment from BellSouth for a portion of the Disputed Reciprocal Compensation earned from North Carolina operations, and subject to the NCUC Order.

         Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. Hearings on this matter are scheduled for early April, 2000.

         In February 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least twenty-three states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Louisiana, South Carolina and Tennessee, all of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. Georgia and Tennessee have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the U.S. District Court's remand (discussed above). Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions also came after the FCC's Declaratory Ruling. All of these decisions have been appealed. The South Carolina and Louisiana decisions represent a view adopted by very few other states. (The Company does not provide local service in Louisiana or South Carolina.)

         In February 2000, the Company received payment from GTE for reciprocal compensation related to ISP and voice traffic in North Carolina. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC approximately $650,000 for ISP traffic for the period ending September 1999. The Company is currently working through dispute resolution procedures with respect to subsequent periods.

         On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, LLC ("Metacomm"), a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings concluded in August 1999 with respect to BellSouth's complaint. Hearings concerning US LEC's complaint have been continued by the NCUC pending an order in the BellSouth complaint. The Company anticipates that the NCUC will issue its ruling on BellSouth's complaint before the end of 2000. The BellSouth proceeding primarily involves the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecom Act, BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network and whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic.

         In the NCUC proceedings filed September 14, 1998, BellSouth claims principally that the traffic on Metacomm's network does not qualify for reciprocal compensation because the Metacomm network was designed to generate reciprocal compensation and that such traffic does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the interconnection agreements with BellSouth. In addition, BellSouth has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended September 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm, (3) reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data transversing the network that is originated by customers of Metacomm, (4) that the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm were not sending data over the network, (5) that the Metacomm network includes facilities that cross LATA boundaries and, therefore, data traversing these facilities is not local (and, therefore, is ineligible for reciprocal compensation), (6) that Metacomm is an unlicensed reseller of US LEC's services, not an end-user, and (7) that the Metacomm network is a quasi-dedicated network which should not be eligible for reciprocal compensation.

         It is the Company's understanding that during the relevant period, Metacomm was engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $0, $50 million and $98 million of gross revenue, before allowances and before late payment charges, for fiscal 1997, 1998 and 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

         When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $200,000, $20 million and $39 million for 1997, 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of December 31, 1998 and 1999, the Company had a liability to Metacomm in the amount of $5.3 million and $22.8 million, respectively, which is recorded as accrued commissions - related party in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1997, 1998 and 1999, the Company paid Metacomm $0, $8.3 million and $12 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth

         The Company believes that calls to establish, maintain and manage data network connections and intra-network communications generated by data processing routers, which are necessary to maintain the functionality and integrity of the Metacomm network, are within the definition of "telecommunications" under the Telecom Act and constitute compensable traffic subject to reciprocal compensation under the interconnection agreements the Company has with BellSouth. The Company also believes that the issues raised by BellSouth as additional bases for nonpayment does not excuse BellSouth from its obligation to pay reciprocal compensation under its interconnection agreement with the Company. Accordingly, the Company intends to defend vigorously against BellSouth's claims and to prosecute vigorously its claims against BellSouth in the above proceedings.

         As noted above, on July 16, 1999, the Company received a payment of $11 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

         o On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the ruling from the hearing officer in April 2000.

         o On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). This matter is scheduled for hearing in late April 2000.

         o On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). This matter has not yet been scheduled for hearing.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that US LEC has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment.

         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the U.S. District Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of December 31, 1998 and 1999 included approximately $54 million and $190 million, respectively, of earned but uncollected Disputed Reciprocal Compensation (before a $12 million and $39 million allowance and before late payment charges) of which approximately $50 million and $148 million was generated as a result of traffic related to the Metacomm network.

         In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached, the new agreements will be effective as of January 1, 2000. The Company filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain a PSC ordered interconnection agreement, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service.

         The Company does anticipate that any such new interconnection agreements will provide for reciprocal compensation at rates lower than in the Company's current interconnection agreement. The Company also anticipates that the reciprocal compensation related to Metacomm will not continue due to changes in the terms of the interconnection agreement, changes in Metacomm's business or the architecture of its network or a combination. In light of this, the Company did not advance any payment to Metacomm in February 2000. In February, 2000 the Company received a notice by which Metacomm notified BellSouth that due to BellSouth's failure to pay reciprocal compensation, Metacomm was no longer able to sustain its network operations. Metacomm instructed BellSouth to terminate the facilities it provides to Metacomm. One effect of that termination will be to reduce US LEC's revenue from the Metacomm network. US LEC estimates that the reduction in quarterly revenue during 2000 will be approximately $18 million, the reduction in cost of services related to commissions approximately $9 million, resulting in a decrease in earnings from operations of approximately $9 million.

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

         INTERCONNECTION AGREEMENTS. The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The new agreements will be effective as of January 1, 2000. The Company filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain a PUC ordered interconnection agreement, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. See "Business -- Regulation". The regulatory uncertainty makes negotiating and enforcing such agreements more difficult and possibly more protracted, and could result in the need to renegotiate existing agreements. The failure to negotiate and obtain required interconnection agreements on terms and conditions acceptable to the Company could have a material adverse effect on the Company's ability to rapidly enter a particular market and on its operations in its existing markets.

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

         PRODUCTS AND SERVICES. The Company currently offers local, long distance, data, Internet and enhanced services. In order to address the needs of its target customers, the Company will be required to emphasize and develop additional products and services. No assurance can be given that the Company will be able to provide the range of telecommunication services that its target customers need or desire.

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

         DEPENDENCE ON KEY PERSONNEL. The Company's business is managed by a small number of key executive officers, most notably Richard T. Aab, Chairman, Tansukh V. Ganatra, Vice Chairman and Chief Executive Officer, Aaron D. Cowell, Jr., President and Michael K. Robinson, Executive Vice President and Chief Financial Officer. The loss of the services of one or more of these key people, particularly Mr. Aab or Mr. Ganatra, could materially and adversely affect US LEC's business and its prospects. None of the Company's executive officers have employment agreements and the Company does not maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. Accordingly, there can be no assurance that US

LEC will be able to hire and retain necessary personnel in the future to replace any of its key executive officers, if any of them were to leave US LEC or be otherwise unable to provide services to US LEC.

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

         FUTURE CAPITAL AND OPERATING REQUIREMENTS. Implementation of the Company's business strategy will require significant capital and operating expenditures during 2000 and future years. In December 1999, the Company amended its Senior Secured Credit Facility increasing the amount available under the facility to $150 million (the "Credit Facility"). In addition, in February 2000, the Company announced it had executed a letter of intent with affiliates of Bain Capital, Inc. and Thomas H. Lee Partners, L.P. to invest up to $300 million in convertible preferred stock of US LEC (the "Preferred Stock Investment"). The investment will be made in two tranches. The first tranche of $200 million is expected to close in the second quarter 2000. During the first year after closing of the first tranche, the investors, at their option, may invest up to an additional $100 million. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company's principal capital expenditures relate to the purchase and installation of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances, borrowings under the Credit Facility, proceeds from the recently announced Preferred Stock Investment and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company's business strategy will not exceed amounts available from these sources. Also there can be no assurance that the planned Preferred Stock Investment may close due to such factors as the failure of the parties to agree on the terms of definitive agreements or the inability of the parties to satisfy the closing conditions. In addition, the actual amount and timing of the Company's future expenditures may differ materially from the Company's estimates as a result of, among other things, the ability of the Company to meet its planned expansion schedule, the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company's industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company's business strategy.

         The Company also will continue to evaluate revenue opportunities in planned and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue additional opportunities from the Credit Facility and other borrowings, the planned Preferred Stock Investment, the sale of additional equity or debt securities or cash generated from operations. There can be no assurance, however, that the planned Preferred Stock Investment will close, that the Company would be successful in raising sufficient additional capital on acceptable terms or that the Company's operations would produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

         VARIABILITY OF QUARTERLY OPERATING RESULTS. As a result of the significant expenses associated with the Company's expansion into new markets and the anticipated decline in reciprocal compensation revenue, the Company's operating results may vary significantly from period to period.

         CONTROL BY SINGLE STOCKHOLDER. As of March 17, 2000, Richard T. Aab beneficially owns or otherwise controlled 100% of the outstanding shares of Class B Common Stock representing approximately 94% of the Company's total voting power. In addition, holders of Class B Common Stock are entitled to vote as a separate class to elect two members of the Board of Directors and to vote with the holders of Class A Common Stock for the election of other members of the Board of Directors. As a result, Mr. Aab will be able to control the board and all stockholder decisions and, in general, to determine (without the consent of the Company's other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Mr. Aab also has the power to prevent or cause a change in control of the Company. See "Item 12: Security Ownership of Certain Beneficial Owners and Management".

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located at its principal office at 401 North Tryon Street, Suite 1000, Charlotte, North Carolina 28202. The Company leases all of its administrative and sales offices and its switch sites. The various leases expire in years ranging from 2000 to 2010. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company's operations and networks are expanded and as new networks are constructed. The Company plans to move it's corporate headquarters to a new facility located in the Southpark section of Charlotte in the third quarter of 2000.

ITEM 3. LEGAL PROCEEDINGS

         US LEC is not currently a party to any material legal proceedings, other than the GPSC, TRA, FPSC, NCUC and U.S. District Court proceedings related to reciprocal compensation and other amounts due from BellSouth and the U.S. District Court proceeding related to access fees due from Sprint Communications. See "Business--Regulation" and "Forward Looking Statements and Risk Factors" above and Note 6 to the Company's consolidated financial statements for a detailed description of these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the quarter ending December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required to be furnished in response to Item 5 is incorporated by reference to the inside back cover of the Company's 1999 Annual Report to Stockholders (the "Annual Report"). This section of the Annual Report has been included in Exhibit 13 to this report.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required to be furnished in response to Item 7A is incorporated by reference to the section of the Annual Report that appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This section of the Annual Report has been included in
Exhibit 13 to this report.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished in response to Item 10 with respect to directors is incorporated by reference from the section of the proxy statement for the Company's annual meeting of stockholders to be held May 9, 2000 (the "Proxy Statement") that appears under the heading "Election of Directors". Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant".

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

         (1)  Financial statements:

            A. Consolidated Balance Sheets as of December 31, 1998 and 1999

            B. Consolidated Statements of Operations for years ended December
               31, 1997, 1998 and 1999

            C. Consolidated Statements of Stockholders' Equity (Deficiency) for
               years ended December 31, 1997, 1998 and  1999

            D. Consolidated Statements of Cash Flows for the years ended
               December 31, 1997, 1998 and 1999

            E. Notes to Consolidated Financial Statements for the years ended
               December 31, 1997, 1998 and 1999

            F. Independent Auditors' Report

         (2)  Financial Statement Schedules:

            A. Schedule I - Independent Auditors' Report

            B. Schedule II -Valuation and Qualifying Accounts

         (3)  List of Exhibits:



               No.                   Exhibit
               ---                   --------
               3.1                   Form of Restated Certificate of Incorporation of the Company (1)
               3.2                   Bylaws of the Company (1)
               3.3                   Amendment No. 1 to Bylaws of the Company (1)
               4                     Form of Class A Common Stock Certificate (1)
               10.1                  US LEC Corp. 1998 Omnibus Stock Plan (1) (2)
               10.2                  Promissory Note, dated January 16, 1998, made by the company to Melrich
                                     Associates, LP (1)
               10.3                  Security Agreement dated January 16, 1998, by and between the Company and
                                     Melrich Associates, L.P. (1)
               10.4                  Promissory Note, dated January 16, 1998, made by the Company to Tansukh V.
                                     Ganatra (1)
               10.5                  Security Agreement, dated January 16, 1998, by and between the Company and
                                     Tansukh V. Ganatra (1)
               10.6                  Guaranty and Suretyship Agreement, dated January 16, 1998, by and among the Company and Richard T. Aab, Melrich Associates, L.P. and Tansukh V.
                                     Ganatra (1)
               10.7                  Contribution Agreement, dated February 14, 1998, by and between US LEC
                                     Corp. and Richard T. Aab (1)
               10.8                  Form of Non-transferable Warrant, dated August 4, 1997, issued Craig K.
                                     Simpson (1) (2)



               No.                                Exhibit
               ---                                -------

               10.9                               Amended and Restated Class B Stockholders Agreement, dated as of January
                                                  1, 1998 (1)
               10.10                              Consulting Agreement, dated December 18, 1997, by and between the
                                                  Company and RTA Associates, LLC and related  termination letter, dated
                                                  January 1, 1998 (1)
               10.11                              Consulting Agreement, dated December 18, 1997 by and between the Company and Super STAR Associates  Limited Partnership and related termination letter, dated January 1, 1998 (1)
               10.12                              Second Amended Loan and Security Agreement, dated as of December 20,
                                                  1999, among US LEC Corp., certain operating subsidiaries of US LEC
                                                  Corp., General Electric Capital Corporation, First Union National Bank
                                                  and Wachovia Bank N.A.
               13                                 Specified portions (pages 12 to 46 and inside  back  cover) of the
                                                  Company's Annual Report to Stockholders  for the year ended December 31,
                                                  1999
               21                                 Subsidiaries of the Registrant
               23                                 Consent of Deloitte & Touche LLP
               27                                 Financial Data Schedule


               (1) Incorporated by reference to Registration Statement from Form
                   S-1 (File No. 333-46341) filed February 13, 1998.

               (2) Indicates a management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K.

               No Current Reports on Form 8-K were filed during the quarter ending December 31, 1999.

                                   SCHEDULE I

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of US LEC Corp.
Charlotte, North Carolina


We have audited the consolidated financial statements of US LEC Corp. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000, which report includes an emphasis of a matter paragraph as to a significant portion of the Company's accounts receivables and revenues relating to reciprocal compensation currently in dispute; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of US LEC Corp. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Charlotte, North Carolina
February 29, 2000

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                           US LEC CORP. (IN THOUSANDS)


                                                                        ADDITIONS

                                       BALANCE AT BEGINNING     CHARGED TO      CHARGED TO                      BALANCE AT END
                                            OF PERIOD           COSTS AND         OTHER                            OF PERIOD
               DESCRIPTION               (DEC. 31, 1998)         EXPENSES        ACCOUNTS          DEDUCTIONS   (DEC. 31, 1999)
   ------------------------------------------------------------------------------------------------------------------------------
    Allowance against accounts               $12,024             $28,050            $0                 $0            $40,074
   receivables


                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 30, 1999                      By:        /s/ Richard T. Aab
                                                       ------------------

                                                       Richard T. Aab
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


            Signature                            Title                                           Date
            -----------                          -----                                           -----


           /s/ Richard T. Aab                    Chairman of the Board                           March 30, 2000
           ------------------
           Richard T. Aab

           /s/ Tansukh V. Ganatra                Chief Executive Officer and                     March 30, 2000
           ----------------------                  Director (Principal Executive Officer)
           Tansukh V. Ganatra

           /s/ Michael K. Robinson               Executive Vice President and                    March 30, 2000
           -----------------------                Chief Financial Officer
           Michael K. Robinson                      (Principal Financial and Accounting Officer)


           /s/ David M. Flaum                    Director                                        March 30, 2000
           ------------------
           David M. Flaum

           /s/ Steven L. Schoonover              Director                                        March 30, 2000
           ------------------------
           Steven L. Schoonover

           /s/ John W. Harris                    Director                                        March 30, 2000
           ------------------
           John W. Harris
