Form 10-K/A
period 1999-12-31
US LEC CORP
filed 2000-05-15
CIK 1054290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                        Commission File Number: 0-24061

                               ----------------

                                 US LEC CORP.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                          56-2065535
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

      401 NORTH TRYON STREET, SUITE 1000                28202
          CHARLOTTE, NORTH CAROLINA                  (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code: (704) 319-1000

         Securities registered pursuant to Section 12(b) of Act: None.

  Securities registered pursuant to Section 12(g) of Act: Class A Common Stock, par value $.01 per share.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $454,741,141 as of March 17, 2000 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

  As of March 17, 2000, there were 10,443,541 shares of Class A Common Stock and 17,075,270 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part I, Part II and
Part IV of this report. Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  Form 10-K/A is being filed to amend US LEC Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The original Form 10-K, filed on March 30, 2000, is being amended to reflect the March 31, 2000 order issued by the North Carolina Utilities Commission which negatively effected US LEC Corp.'s collectibility of certain reciprocal compensation. See "Business-- Forward Looking Statements and Risk Factors--Disputed Reciprocal Compensation and Recent Significant Development" appearing below. The undersigned registrant hereby amends the following items as set forth in the pages attached hereto:

   PART I
      Item 1:  --Business
      Item 3:  --Legal Proceedings
   PART II
      Item 5:  --Market for the Registrant's Common Stock and Related
               Stockholder Matters
   PART III
      Item 10: --Directors and Executive Officers of the Registrant
   PART IV
      Item 14 --Exhibit 13--Specified portions (pages 12 to 46 and inside back cover) of the Company's Annual Report to Stockholders for the year ended December 31, 1999
               --Exhibit 23--Consent of Deloitte & Touche LLP

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/ Michael K. Robinson
Date: May 15, 2000                        By: _________________________________
                                                    Michael K. Robinson
                                            Executive Vice President and Chief
                                                     Financial Officer

                                    PART I

Item 1. Business

The Company

  US LEC Corp. ("US LEC" or the "Company") is a provider of integrated telecommunications services, including: local, long distance, data, Internet and enhanced services to customers in selected markets in North Carolina, Georgia, Tennessee, Florida, Virginia, Alabama, Pennsylvania, Mississippi, South Carolina, Kentucky, Washington D.C. and Maryland. The Company is also currently certified to provide telecommunications services in Delaware, New Jersey, Texas, Massachusetts, New York, Ohio and Connecticut. The predecessor to US LEC was incorporated in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. On December 31, 1996, the original corporation was merged into US LEC L.L.C., a limited liability company. On December 31, 1997, in anticipation of an initial public offering, US LEC L.L.C. was merged into US LEC. US LEC initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers ("CLEC") in North Carolina to provide switched local exchange services. US LEC's network is comprised of eighteen Lucent 5ESS(R) AnyMedia(TM) digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston Salem, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C., Baltimore and Chattanooga, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte. The Company primarily serves telecommunications-intensive customers including businesses, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, Internet service providers, hotels, and government agencies. As of March 31, 2000 the Company had over 54,000 business trunks, over 22,000 Internet service provider ("ISP")/enhanced service provider ("ESP") trunks, and over 16,000 business lines in service.

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

  Install a Robust Technology Platform. The Company has chosen the 5ESS(R) Any Media(TM) digital switch manufactured by Lucent Technologies, Inc. ("Lucent") to provide a consistent technology platform throughout its network. US LEC currently has 18 Lucent switches active throughout its network. To enhance its service offerings, the Company deployed an Alcatel MegaHub(R) 600ES ("Alcatel") tandem switch in Charlotte. The Alcatel switch complements the Lucent switches and improves US LEC's ability to provide enhanced services. The Company has also deployed an Advanced Intelligent Network ("AIN") platform. This AIN platform positions US LEC for enhanced services as well as allows the Company Signaling System No. 7 ("SS7") connectivity independent of the ILECs.

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

US LEC's Network

  During 1999, the Company installed new Lucent 5ESS(R) Any Media(TM) digital switches in five new cities, bringing the total to 16 local switches at the end of 1999. During the first quarter of 2000, the Company activated its seventeenth and eighteenth Lucent switch in Baltimore and Chattanooga, respectively. The Company has announced plans to activate additional Lucent switches in, Charleston, New York, Boston, Pittsburgh,

Atlanta, Louisville, New Orleans and West Palm Beach bringing its total number of switches to 26 in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte.

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

  The Company has signed interconnection agreements with various ILECs, including BellSouth Telecommunications, Inc. ("BellSouth"), GTE, Sprint, Bell Atlantic and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The agreement with BellSouth covers all states in BellSouth's operating area in which US LEC operates. The interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until a new interconnection agreement is reached. When signed, the new agreement will be effective as of January 1, 2000.

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

Significant Customer

  In fiscal 1997, 1998, and 1999, BellSouth, operating in the majority of the Company's markets, accounted for approximately 65%, 80%, and 70%, respectively, of the Company's net revenue (before reduction for the $12.0 million and $27.8 million allowance in 1998 and 1999, respectively, described in Note 6 to the Company's consolidated financial statements). The majority of this revenue for 1998 and 1999 was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1997, 1998, and 1999, BellSouth accounted for 67%, 94%, and 92% of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues are in dispute. The majority of these disputed receivables and revenues have resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, and which became a related party to the Company during 1998 (See "Business--Forward Looking Statements and Risk Factors--Disputed Reciprocal Compensation and Recent Significant Development" appearing below).

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

Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of US LEC Corp:

          Name           Age                             Position
          ----           ---                             --------
Richard T. Aab..........  51 Chairman of the Board and Director
Tansukh V. Ganatra......  56 Vice Chairman, Chief Executive Officer and Director
Aaron D. Cowell, Jr.....  38 President
Michael K. Robinson.....  43 Executive Vice President and Chief Financial Officer
Robert D. Ingram........  54 Executive Vice President-Engineering and Chief Technical Officer

  Richard T. Aab co-founded US LEC in June 1996 and has served as Chairman of the Board of Directors since that time. He also served as Chief Executive Officer from June 1996 until July 1999. Between 1982 and 1997, Mr. Aab held various positions with ACC Corp. including Chairman and Chief Executive Officer and served as a director. ACC Corp was acquired by Teleport Communications Group, Inc, in 1998.

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

  Michael K. Robinson has been US LEC's Executive Vice President of Finance and Chief Financial Officer since July 1998. Prior to joining US LEC, Mr. Robinson held positions with the Telecom sector of Alcatel, an international telecommunications equipment company headquartered in Paris, France. From 1996 to July 1998, Mr. Robinson was Executive Vice President and Chief Financial Officer of Alcatel Data Networks, developers and manufacturers of wide area network data switching equipment for carrier and enterprise solutions, based in Ashburn, Virginia. He was responsible for financial controls, treasury, contracts management, information systems, and facilities. In addition to his duties at Alcatel Data Networks, Mr. Robinson was responsible for the worldwide financial operations of the Enterprise and Data Networking division for Alcatel. From 1989 to 1995, Mr. Robinson was Vice President and Chief Financial Officer with Alcatel Network Systems in Raleigh, North Carolina, and then in Richardson, Texas. The company develops, manufactures, and markets transmission equipment for telecommunications systems. Prior to joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. He brings over 14 years of telecommunications experience to US LEC. Mr. Robinson is a graduate of the MBA program at Wake Forest.

  Robert D. Ingram joined US LEC in September 1999 as its Executive Vice President--Engineering and Chief Technology Officer. Mr. Ingram has almost 30 years of experience in the telecommunications industry. Immediately prior to joining US LEC, Mr. Ingram served in the capacity of Vice President--Planning, Engineering and Construction for Citizens Communications in Dallas, Texas, a telecommunications provider operating approximately one million access lines in 13 states. In this role, Mr. Ingram was responsible for the integration of engineering and construction activities in widely dispersed operating units. He was instrumental in the implementation of Citizens' data services, in addition to planning their network architecture and equipment selection for introducing high-speed digital services, and he has extensive experience with both voice and data networks. Previously, Mr. Ingram spent 22 years with Rochester Telephone in similar functions.

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

  The PUCs also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with the FCC regulations. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs and must approve interconnection agreements, and resolve contract compliance disputes arising from interconnection agreements. (See "Business--Forward Looking Statements and Risk Factors--Disputed Reciprocal Compensation and Recent Significant Development" for a discussion of the actions before PUCs related to the Company's interconnection agreement with BellSouth).

  The Company has historically earned a significant portion of its initial revenue in some markets from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs in the Company's territory (principally BellSouth) have challenged the applicability of the reciprocal compensation related to enhanced service providers and ISP customers receiving more calls than they make. (See "Business--Forward Looking Statements and Risk Factors--Disputed Reciprocal Compensation and Recent Significant Development").

  The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way also apply to CLECs, including the Company. As a result of the Telecom Act's applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies ("RBOC"), other ILECs, long distance carriers and other companies and likely will increase the level of competition the Company faces. (See "Business--Competition").

  In addition, the Telecom Act provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across LATAs until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. Recently, the FCC approved Bell Atlantic's right to provide interLATA service in New York, which is the only interLATA application by an RBOC that has been approved to date. (See "Business--Forward Looking Statements and Risk Factors--Regulation").

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

  On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC retail local exchange services (which the FCC suggested should be in the range of 17%-25%);
(ii) availability of unbundled local loops and other unbundled ILEC network elements; (iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other service providers to opt into portions of previously-approved interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis. (See "Regulation--Eighth Circuit Court of Appeals Decision and Supreme Court Reversal" for a discussion of the Eighth Circuit Court of Appeals decision related to this order).

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

  State Regulation. The Company has all of the certifications necessary to offer its current services in the states of:

    State

   North Carolina
   Georgia
   Virginia
   Tennessee
   South Carolina
   Florida
   Alabama
   Washington, D.C.
   Pennsylvania
   Maryland
   Delaware
   New Jersey
   New York
   Massachusetts
   Kentucky
   Mississippi
   Ohio
   Texas
   Connecticut

  The Company has an application pending with the Louisiana PUC.

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

  The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. (See "Business--Regulation" for additional information concerning the regulatory environment in which the Company operates). Because US LEC leases fiber optic transmission capacity to link its customers with its networks, and uses state-of-the-art technology in its switch platforms, the Company has demonstrated cost and service quality advantages over some currently available ILEC networks.

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

  The Company believes that the Telecom Act, as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies, increase the likelihood that barriers to local exchange competition will be removed. The Telecom Act, as passed, conditioned the provision of in-region interLATA services by RBOCs upon a demonstration that the market in which an RBOC seeks to provide such services has been opened to competition. When ILECs that are RBOC subsidiaries are permitted to provide such services they will be in a position to offer single source service. ILECs that are not RBOC subsidiaries may offer single source service presently. The Telecom Act's limitations on provision of in-region interLATA services have been challenged by the RBOCs. (See "Business - Regulation").

  The Company also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by a few major competitors, hundreds of other companies also compete in the long distance marketplace.

Forward Looking Statements and Risk Factors

  Except for historical statements and discussions, statements contained in this report constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's Annual Report to

Stockholders for the year ended December 31, 1999, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K, as amended, may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC, including statements regarding future operating performance, share of new and existing markets, short-term and long-term revenue, earnings and cash flow amounts, judicial, statutory and regulatory developments and general industry growth rates and US LEC's performance in relation thereto. These statements are identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC's ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC's control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

  Disputed Reciprocal Compensation. The Telecom Act requires ILECs to provide reciprocal compensation to a CLEC for local traffic terminated on such CLEC's network. Notwithstanding this requirement, a number of ILECs have taken the position that traffic terminated to ESPs, including information service providers such as ISPs, is not local traffic. A majority of the Company's revenue is derived from reciprocal compensation amounts due from ILECs, principally BellSouth. In August 1997, BellSouth notified the Company and other CLECs that it considered traffic terminated to ESPs, including ISPs, to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers, primarily on the basis that such traffic does not terminate in the same local exchange and, as described below, the portion of the billings related to traffic on certain networks (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $0, $42 million and $92 million for 1997, 1998 and 1999, respectively, net of a $0, $12 million and $27 million allowance, respectively. Management believes that the Company had earned and was legally entitled to this revenue and payments were due from BellSouth pursuant to the interconnection agreements that BellSouth had with the Company. However, on March 31, 2000, the NCUC ruled that the traffic associated with the Metacomm network is not compensable under the interconnection agreements (See "Recent Significant Development").

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

  Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States

Justice Department has intervened in the appeal. The Appellate hearing on this matter is tentatively scheduled for early June, 2000.

  In February 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least twenty-three states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Louisiana, South Carolina and Tennessee, all of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. Georgia and Tennessee have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the U.S. District Court's remand (discussed above). Two BellSouth states--South Carolina and Louisiana--have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions also came after the FCC's Declaratory Ruling. All of these decisions have been appealed. The South Carolina and Louisiana decisions represent a view adopted by very few other states. (The Company does not provide local service in Louisiana or South Carolina).

  In February 2000, the Company received payment from GTE for reciprocal compensation related to ISP and voice traffic in North Carolina. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC approximately $650,000 for ISP traffic for the period ending September 1999. Although they paid the Company, GTE is currently appealing this decision. The Company is currently working through dispute resolution procedures with respect to subsequent periods and anticipates a favorable ruling.

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

  It is the Company's understanding that during the relevant period, Metacomm was engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm related traffic should not be considered to be solely ISP traffic because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $0, $50 million and $98 million of gross revenue, before allowances and before late payment charges, for fiscal 1997, 1998 and 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic. (See "Recent Significant Development").

  When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $200,000, $20 million and $39 million for 1997, 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of December 31, 1998 and 1999, the Company had a liability to Metacomm in the amount of $5.3 million and $22.8 million, respectively, which is recorded as accrued commissions--related party in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1997, 1998 and 1999, the Company paid Metacomm $0, $8.3 million and $12 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately not collected from BellSouth. (See "Recent Significant Development").

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

  As noted above, on July 16, 1999, the Company received a payment of $11 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998 NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

  . On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the ruling from the hearing officer in April 2000.

  . On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). This matter is scheduled for hearing in late April 2000.

  . On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). This matter has not yet been scheduled for hearing.

  Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that US LEC has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment. Similarly, GTE has recently appealed the arbitration award in favor of the Company. The Company believes it will be successful in this appeal.

  If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the U.S. District Court, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of December 31, 1998 and 1999 included approximately $54 million and $190 million, respectively, of earned but uncollected Disputed Reciprocal Compensation (before a $12 million and $39 million allowance and before late payment charges) of which approximately $50 million and $148 million was generated as a result of traffic related to the Metacomm network. (See "Recent Significant Development").

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

  Recent Significant Development. As discussed under the caption "Disputed Reciprocal Compensation Revenue," BellSouth filed a claim before the NCUC on September 14, 1998 seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the Metacomm network. On March 31, 2000, the NCUC issued an order in this proceeding that relieves BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, or any similar network, and requires US LEC to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network (the "March 31 Order"). The Company is considering its options with respect to an appeal of the order, but plans to comply fully with the March 31 Order.

  As a result of the March 31 Order, the Company estimates that it will record a pre-tax, non-recurring, non-cash charge of approximately $55 million in the quarter ending March 31, 2000. The charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm.

  In accordance with existing agreements between Metacomm and the Company, approximately $21 million in commission advances to Metacomm and approximately $16 million in receivables for services provided to Metacomm are due to the Company. Metacomm has assured the Company that these amounts will be paid.

  The March 31 Order does not affect in any way the NCUC's order of February 26, 1998, requiring BellSouth to pay reciprocal compensation to the Company for ISP traffic in North Carolina. The March 31 Order also has no effect on US LEC's operations in any other state or its pending claims against BellSouth for reciprocal compensation for ISP traffic before the GAPSC, FLPSC and TRA.

  Disputed Access Revenues. In February 2000, US LEC filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications. This action seeks to collect amounts owed to US LEC for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 1999, Sprint owed US LEC $4.3 million in access charges. Sprint has refused to pay the amounts invoiced by US LEC on the basis that the rates are higher than the amounts that Sprint is willing to pay. US LEC's invoices to Sprint are at the rates specified in US LEC's state and federal tariffs. The FCC recently determined that a long distance company may not withhold access charges on the basis that it believes the charges to be too high (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). As such, US LEC anticipates a favorable resolution of this matter.

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

  Interconnection Agreements. The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The new agreements will be effective as of January 1, 2000. The Company filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain a PUC ordered interconnection agreement, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. (See "Business--Regulation"). The regulatory uncertainty makes negotiating and enforcing such agreements more difficult and possibly more protracted, and could result in the need to renegotiate existing agreements. The failure to negotiate and obtain required interconnection agreements on terms and conditions acceptable to the Company could have a material adverse effect on the Company's ability to rapidly enter a particular market and on its operations in its existing markets.

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

  Reliance on Leased Capacity. A key element of US LEC's business and growth strategy is leasing fiber optic transmission capacity instead of constructing its own transport facilities. In implementing this strategy, the Company relies upon its ability to lease capacity from CAPs, other CLECs and LECs operating in its markets. In order for this strategy to be successful, the Company must be able to negotiate and renew satisfactory agreements with its fiber optic network providers, and the providers must process provisioning requests on a timely basis, maintain their networks in good working order and provide adequate capacity. Although US LEC enters into agreements with its network providers that are intended to ensure access to adequate capacity and timely processing of provisioning requests and although US LEC's interconnection agreements with ILECs generally provide that the Company's connection and maintenance orders will receive attention at parity with the ILECs and other CLECs and that adequate capacity will be provided, there can be no assurance that the ILECs and other network providers will comply with their contractual (and, in the case of the ILECs, legally required) network provisioning obligations, or that the provisioning process will be completed for the Company's customers on a timely and otherwise satisfactory basis. Furthermore, there can be no assurance that the rates to be charged to US LEC under future interconnection agreements or lease agreements with other providers will allow the Company to offer usage rates low enough to attract a sufficient number of customers and operate its networks at satisfactory margins.

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

  In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company's current or potential competitors, or could make it easier for additional parties to provide services. (See "Business-- Competition").

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

  In addition to the specific concern regarding the RBOC's ability to provide in-region long distance, the regulatory environment facing the Company is subject to numerous uncertainties. The FCC and PUC orders that were designed to implement the Telecom Act have been challenged in numerous proceedings. As a result, the Company must attempt to execute its business strategy without knowing the rules that will govern its operations and its dealings with other telecommunications companies. As the regulatory environment changes, it is possible that the Company's strategy and its execution of the strategy may not be the optimal choice. Any such changes could also result in additional, unanticipated expenses. There can be no assurances that regulatory change will not have a material and adverse effect on the Company. (See "Business-- Regulation").

  Future Capital And Operating Requirements. Implementation of the Company's business strategy will require significant capital and operating expenditures during 2000 and future years. In December 1999, the Company amended its Senior Secured Credit Facility increasing the amount available under the facility to $150 million (the "Credit Facility"). In addition, in February 2000, the Company announced it had executed a letter of intent with affiliates of Bain Capital, Inc. and Thomas H. Lee Partners, L.P. to invest up to $300 million in convertible preferred stock of US LEC (the "Preferred Stock Investment"). The investment will be made in two tranches. The first tranche of $200 million closed on April 11, 2000. During the first year after closing of the first tranche, the investors, at their option, may invest up to an additional $100 million. (See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). The Company's principal capital expenditures relate to the purchase and installation of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances, borrowings under the Credit Facility, proceeds from the Preferred Stock Investment and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company's business strategy will not exceed amounts available from these sources. In addition, the actual amount and timing of the Company's future expenditures may differ materially from the Company's estimates as a result of, among other things, the ability of the Company to meet its planned expansion schedule, the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company's industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company's business strategy.

  The Company also will continue to evaluate revenue opportunities in planned and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue additional opportunities from the Credit Facility and other borrowings, the Preferred Stock Investment, the sale of additional equity or debt securities or cash generated from operations. There can be no assurance, however, that the Company would be successful in raising sufficient additional capital on acceptable terms or that the Company's operations would produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

  Variability Of Quarterly Operating Results. As a result of the significant expenses associated with the Company's expansion into new markets and the anticipated decline in reciprocal compensation revenue, the Company's operating results may vary significantly from period to period.

  Control By Single Stockholder. As of March 17, 2000, Richard T. Aab beneficially owns or otherwise controlled 100% of the outstanding shares of Class B Common Stock representing approximately 94% of the Company's total voting power. In addition, holders of Class B Common Stock are entitled to vote as a separate class to elect two members of the Board of Directors and to vote with the holders of Class A Common Stock for the election of other members of the Board of Directors. As a result, Mr. Aab will be able to control the board and all stockholder decisions and, in general, to determine (without the consent of the Company's other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Mr. Aab also has the power to prevent or cause a change in control of the Company. (See "Item 12: Security Ownership of Certain Beneficial Owners and Management").

Item 3. Legal Proceedings

  US LEC is not currently a party to any material legal proceedings, other than the GPSC, TRA, FPSC, NCUC and U.S. District Court proceedings related to reciprocal compensation and other amounts due from BellSouth and the U.S. District Court proceeding related to access fees due from Sprint Communications (See "Business--Regulation" and "Forward Looking Statements and Risk Factors" above and Notes 6 and 14 to the Company's consolidated financial statements for a detailed description of these proceedings).

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

  On December 16, 1999, the Company issued 61,995 shares of Class A Common Stock to Global Vista Communications, LLC, a company controlled by Mr. Aab, in exchange for software valued at $1.75 million. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This transaction was privately negotiated with an accredited investor (as defined by Rule 501(a) of Regulation D).

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required to be furnished in response to Item 10 with respect to directors is incorporated by reference from the section of the proxy statement for the Company's annual meeting of stockholders to be held May 16, 2000 (the "Proxy Statement") that appears under the heading "Election of Directors". Information relating to the Company's executive officers is contained in Part I of this report under the heading "Executive Officers of the Registrant".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits--The following documents are filed as part of this Form 10-K./A

  (1) Financial statements:

    A. Consolidated Balance Sheets as of December 31, 1998 and 1999

    B. Consolidated Statements of Operations years ended December 31, 1997, 1998 and 1999

    C. Consolidated Statements of Stockholders' Equity (Deficiency) years ended December 31, 1997, 1998 and 1999

    D. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

    E. Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1998 and 1999

    F. Independent Auditors' Report

  (2) List of Exhibits:

   13 Specified portions (pages 12 to 46 and inside back cover) of the Company's Annual Report to Stockholders for the year ended December 31, 1999
   23  Consent of Deloitte & Touche LLP

                                                                      EXHIBIT 13

                            SELECTED FINANCIAL DATA

              For the years ended December 31, 1997, 1998 and 1999
    (In Thousands, Except Per Share Data and Operating Data, as noted below)

                                                      1997     1998      1999
                                                     -------  -------  --------
Statement of Operations:
  Revenue, Net...................................... $ 6,458  $84,716  $175,180
  Cost of Services..................................   4,201   33,646    73,613
  Gross Margin......................................   2,257   51,070   101,567
  Selling, General and Administrative...............   6,117   25,020    48,375
  Depreciation and Amortization.....................     443    4,941    11,720
  Earnings (Loss) from Operations...................  (4,303)  21,109    41,472
  Interest Income (Expense), Net....................    (355)   1,623    (2,046)
  Earnings (Loss) before Income Taxes...............  (4,658)  22,732    39,426
  Provision for Income Taxes........................     --     9,305    15,617
  Net Earnings (Loss)............................... $(4,658) $13,427  $ 23,809
  Net Earnings (Loss) Per Share-Basic............... $ (0.25) $  0.53  $   0.87
  Net Earnings (Loss) Per Share-Diluted............. $ (0.25) $  0.52  $   0.84
  Weighted Average Shares Outstanding-Basic.........  18,653   25,295    27,431
  Weighted Average Shares Outstanding-Diluted.......  18,653   25,804    28,411
Other Financial Data:
  Capital Expenditures.............................. $13,055  $47,292  $ 57,396
  EBITDA............................................  (3,860)  26,050    53,192
  Net Cash Flow Used in Operating Activities........  (5,594) (19,143)  (25,935)
  Net Cash Flow Used in Investing Activities........  (5,951) (48,538)  (49,696)
  Net Cash Flow Provided in Financing Activities....  14,008  106,457    48,840
Operating Data:
  Business Trunks...................................       *   15,823    46,019
  ISP/ESP Trunks....................................       *   23,481    33,169
  Business Lines....................................       *    3,058    13,237
  Number of States..................................       1        4         7
  Number of Local Switches..........................       3       11        16
  Number of Long Distance Switches..................     --       --          1
  Number of Customers...............................     142      558     1,946
  Number of Employees...............................      78      253       460
  Number of Sales Employees.........................      24       98       180
Balance Sheet Data:
  Working Capital (Deficit)......................... $(2,269) $76,215  $113,109
  Accounts Receivable, net..........................   6,006   66,214   193,943
  Current Assets....................................   9,656  112,184   213,269
  Property and Equipment, Net.......................  12,889   56,219   102,002
  Total Assets......................................  22,681  170,203   320,100
  Long-Term Debt....................................   5,000   20,000    72,000
  Total Stockholders' Equity........................   5,757  112,975   138,870

--------
*  Not Available

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Except for the historical information contained herein, this annual report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition, issues related to Year 2000, uncertainties regarding its dealings with incumbent local exchange carriers ("ILECs") and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of an adverse decision related to reciprocal compensation owing to the Company by BellSouth Telecommunications, Inc. ("BellSouth"), as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's annual report on Form 10-K for the period ended December 31, 1999, as amended, and in other reports which are on file with the Securities and Exchange Commission.

  The following discussion and analysis should be read in conjunction with the "Selected Financial Data" on page 12 of this report and the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report.

Company Overview

  US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), hotels and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Delaware, New Jersey, New York, Ohio, Texas and Massachusetts. US LEC's current network is comprised of eighteen Lucent 5ESS(R) AnyMedia digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston-Salem, Atlanta, Memphis, Nashville, Knoxville, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C., Baltimore and Chattanooga, in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte.

Revenue and Cost of Services

  US LEC's revenue is comprised of two primary components: (1) fees paid by customers for local, long distance, data, Internet and enhanced services, and
(2) access charges, including reciprocal compensation, which is discussed below. Local, long distance, data, Internet and enhanced service revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities (lines and trunks) in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid by interexchange carriers ("IXCs") for the origination and termination of interexchange toll and toll-free calls and reciprocal compensation, which is discussed below. US LEC's "core business" revenue is comprised of local, long distance, data, Internet, and enhanced service fees and toll and toll-free access charges as described above. The Company does not resell any ILEC services.

  Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier's network. Reciprocal compensation rates are fixed by an interconnection agreement negotiated between those carriers. The majority of the Company's 1999 revenue was earned from reciprocal compensation and is currently being disputed by BellSouth. This dispute arises from reciprocal compensation charges related to traffic that is terminated to enhanced service providers, including internet service providers. As part of this dispute BellSouth has disputed reciprocal compensation charges related to Metacomm, LLC ("Metacomm"), a company over which Richard T. Aab, the majority stockholder and Chairman of the Board of Directors of the Company acquired control after this dispute arose. BellSouth contends in part that such traffic does not constitute "telecommunications," subject to reciprocal compensation under the Telecom Act and the existing interconnection agreement between BellSouth and the Company. (See Disputed Reciprocal Compensation Revenue appearing below for a description of these proceedings and uncertainties associated with their outcome and Recent Significant Development regarding the outcome of the dispute with BellSouth related to charges associated with traffic on the Metacomm network).

  Although the Company has generated a majority of its revenue from reciprocal compensation, US LEC was founded to establish a company that would provide a wide array of telecommunications services to its customers and reciprocal compensation is not considered to be a part of the Company's core revenue. US LEC has deployed a significant regional network, and as of December 1999 has active switches in 16 sites, serving over 1,900 customers. Management believes this customer base, achieved in less than three years, is indicative of the market's acceptance of US LEC's strategy and service offerings in its core business. Management expects the Company's core business revenue to continue to increase and reciprocal compensation to continue to decrease significantly as percentages of total revenue in future periods as US LEC continues to deploy its network, and expand its customer base, and as reciprocal compensation rates decline and the Metacomm network facilities are terminated (See Disputed Reciprocal Compensation Revenue and Recent Significant Development).

  In order to provide local exchange services, the Company has signed interconnection agreements with various ILECs, including BellSouth, Bell Atlantic, GTE and Sprint. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company's interconnection agreement with BellSouth expired in June 1999. At that time, as allowed by the 1996 Telecom Act, the Company adopted an existing agreement which expired on December 31, 1999, but continues in force until new interconnection agreements are entered into. Any new agreements will be effective as of January 1, 2000. Management does not anticipate any interruption of interconnect services. While the Company does not anticipate that BellSouth will agree to renew the agreements with terms consistent with the Company's existing agreements as they relate to reciprocal compensation, it intends to pursue favorable terms vigorously. The Company's ultimate ability to obtain such terms will depend on a number of factors, including the decisions of the Federal Communications Commission and state regulatory authorities.

  Cost of services is comprised primarily of leased transport charges and commissions payable with respect to reciprocal compensation revenue. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to its switch and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements which generally match the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. The Company shares revenue in the case of toll-free access and reciprocal compensation revenue. While the majority of the Company's cost of services is comprised of leased transport charges and reciprocal compensation commissions, management expects that over time outbound traffic and other usage sensitive charges will become a major component of cost of services as the Company begins to carry more of its customers' outbound calls.

Selling, General and Administrative Expenses; Depreciation and Amortization

  In addition to the costs of services described above, the Company incurs certain other expenses. The largest component of selling, general and administrative expense ("SG&A") relates to employee salaries, related taxes and benefits, and other incentive-based compensation. Other major categories of SG&A include expenses associated with leasing real estate for the Company's offices and network, travel, supplies, legal and accounting.

  Depreciation and amortization expense is primarily due to capital expenditures made by the Company. Gross property, plant, and equipment increased from $61.3 million in 1998 to $118.5 million in 1999. Depreciation and amortization expense increased from $4.9 million in 1998 to $11.7 million in 1999.

  As the Company continues to build its network, SG&A and depreciation and amortization expense will continue to grow.

Results of Operations

 Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

  Net revenue increased to $175.2 million for the year ended December 31, 1999, from $84.7 million in 1998. The increase in revenue of $90.5 resulted from an increase of $58.2 million related to reciprocal compensation and a $32.3 million increase in core revenue. These increases were caused by the Company's continued expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow, as well as the revenue related to reciprocal compensation. Core business revenue, or revenue other than reciprocal compensation, increased to $62.6 million for the year ended December 31, 1999, from $30.3 million for the year ended December 31, 1998. For the years ended December 31, 1999 and 1998, reciprocal compensation revenue increased to $112.6 million from $54.4 million, respectively, net of allowances. Due to the disputed reciprocal compensation issues as described below, the Company recorded a $27.8 million and $12.0 million allowance against reciprocal compensation revenue and related receivables for the years ended December 31, 1999 and 1998, respectively, bringing the total allowance offsetting the related receivables to $39.8 million at December 31, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. This allowance was made due to the current judicial and regulatory proceedings related to this disputed revenue. (See Disputed Reciprocal Compensation Revenue and Recent Significant Development appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth).

  To quantify the size of its network, the Company uses the number of Customer Connections for business trunks, ISP/ESP trunks and business lines. Customer connections at December 31, 1999, and December 31, 1998, were as follows: business trunks increased to 46,019 from 15,823, ISP/ESP trunks increased to 33,169 from 23,481, and business lines increased to 13,237 from 3,058. Prior to December 1999, the Company quantified the size of its network by reporting its number of Equivalent Access Lines in service.

  Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $33.6 million for 1998 to $73.6 million for 1999. This increase was primarily a result of the increase in the size of US LEC's network, increased usage by its customers, and increased commissions on reciprocal compensation. For the years ended December 31, 1998 and 1999, network costs represented 39.7% and 42.0% of revenue, respectively. The increase in cost as a percentage of revenue was due to the increase of core revenue as a percentage of total revenue and the one-time costs associated with entering several new markets (See Recent Significant Development).

  SG&A for 1999 increased to $48.4 million, or 27.6% of revenue, compared to $25.0 million, or 29.5% of revenue, for 1998. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with the BellSouth litigation.

  Depreciation and amortization for 1999 increased to $11.7 million from $4.9 million in 1998 primarily due to the increase in depreciable assets in service related to US LEC's network expansion.

  Interest income for 1999 decreased to $1.1 million from $1.9 million in 1998. Interest expense for 1999 increased from 1998 by $2.9 million to $3.1 million. This increase was due to borrowings under the Company's loan agreement totaling $52.0 million in 1999, bringing total debt to $72.0 million at December 31, 1999.

  Provision for income taxes for 1999 was $15.6 million, based on an effective tax rate of 39.6% compared to a provision in 1998 for $9.3 million, based on an effective tax rate of 40.9%. As a result of timing differences between book and tax income primarily related to disputed reciprocal compensation, the Company had a tax net operating loss carryforward of $40.2 million at December 31, 1999.

  Net earnings for 1999 amounted to $23.8 million, or $0.84 per share (diluted), compared to a net earnings of $13.4 million, or $0.52 per share (diluted) for 1998. The increase in net earnings and net earnings per share is attributed to the factors discussed above.

 Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

  Net revenue increased to $84.7 million for the year ended December 31, 1998, from $6.5 million in 1997. The increase in revenue of $78.2 resulted from the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. As mentioned above, a majority of the Company's revenue was comprised of reciprocal compensation originated by customers of ILECs. In consideration of the industry-wide dispute concerning reciprocal compensation, the Company recorded a $12.0 million allowance against reciprocal compensation revenue and related receivables during 1998. The results discussed in this report are net of this adjustment (See Recent Significant Development).

  Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $4.2 million, or 65.1% of revenue, for 1997, to $33.6 million, or 39.7% of revenue, for 1998. This increase was primarily a result of the increase in the size of US LEC's network, increased usage by its customers, and increased commissions due to reciprocal compensation (See Recent Significant Development).

  SG&A for 1998 increased to $25.0 million, or 29.5% of revenue, compared to $6.1 million, or 94.7% of revenue, for 1997. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with the BellSouth litigation.

  Depreciation and amortization for 1998 increased to $4.9 million from $0.4 million in 1997 primarily due to the increase in depreciable assets in service related to US LEC's network expansion.

  Interest income for 1998 increased by $1.8 million over 1997 to $1.9 million as a result of investing the proceeds from the Company's initial public offering. Interest expense for 1998 decreased from 1997 by $184 thousand to $237 thousand. This decrease was primarily due to the full repayment of $3.3 million in notes payable in June 1998.

  Provision for income taxes for 1998 was $9.3 million, based on an effective tax rate of 40.9%. US LEC was organized as a limited liability company during 1997 and effectively converted to C Corporation status as of January 1, 1998. Accordingly, no provision (benefit) for income taxes was necessary for 1997 since income taxes were the responsibility of the individual limited liability company members.

  Net earnings after tax for 1998 amounted to $13.4 million, or $.52 per share (diluted), compared to a net loss of $4.7 million, or ($.25) per share (diluted) for 1997. The increase in net earnings and net earnings per share is attributed to the factors discussed above.

Liquidity and Capital Resources

  US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $49.7 million and $47.7 million for the years ended December 31, 1999 and 1998, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during 2000 and beyond. In June 1999, the Company amended the loan agreement with General Electric Capital Corporation and First Union National Bank to increase the amount available under the agreement from $50.0 million to $75.0 million. In December 1999, the Company again amended the loan agreement increasing the amount available from $75.0 million to $150.0 million. As of December 31, 1999, the outstanding amount under the loan agreement was $72.0 million; therefore, $78.0 million was available to borrow under the loan agreement. While management believes the current availability under the loan agreement and operations will fund the Company's planned expansion in 2000, funding for expansion beyond the Company's planned network deployment in 2000 may require additional financing unless the Company receives significant payment of the remaining outstanding balance due to the Company from BellSouth excluding amounts related to Metacomm (See Recent Significant Development).

  The Company also anticipates that any new interconnection agreements will provide for reciprocal compensation at rates lower than in the Company's interconnection agreement, which expired on December 31, 1999. In spite of the elimination of Metacomm revenues and the potential for lower interconnection rates, management believes that the $78.0 million unused line of credit at December 31, 1999 will be sufficient to meet the Company's needs over the next 12 months (See Recent Significant Development).

  Furthermore, in February 2000, the Company announced it had executed a letter of intent with affiliates of Bain Capital, Inc. and Thomas H. Lee Partners, L.P. to invest up to $300 million in convertible preferred stock of US LEC, the proceeds of which will be used for additional expansion. The investment will be made in two tranches yielding a 6% dividend and at a weighted average conversion price of approximately $39. The first tranche of $200 million will carry a conversion price of $35. During the first year after closing, the investors, at their option, may invest up to an additional $100 million with a conversion price of $46.50. The first tranche of this investment for $200 million closed and was funded in the second quarter of 2000.

  Cash used in operating activities was approximately $25.9 million in 1999 compared to $19.1 million in 1998. The increase in cash used in operating activities was primarily due to a $65.6 million increase related to accounts receivable (net of allowances) offset by increases in net income of $10.4 million, depreciation of $6.8 million, prepaid and other assets of $1.1 million, accounts payable of $1.7 million, accrued commissions payable-related party and accrued network cost of $17.9 million, commissions payable of $14.9 million, deferred taxes of $7.3 million and deferred revenue $1.2 million and accrued expenses--other of $1.1 million. The majority of the Company's accounts receivable at December 31, 1999, represented amounts due from BellSouth for reciprocal compensation, facility charges, toll and other charges. Although the Company received a payment of $11.2 million from BellSouth in July 1999 representing a portion of the amounts due the Company for reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. (See Disputed Reciprocal Compensation Revenue and Recent Significant Development appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth). The increase in depreciation was due to the increase in depreciable assets in service related to US LEC's network expansion. The increase in accounts payable, accrued expenses, accrued network cost, prepaid expenses and other assets and deferred revenue was related to the continued expansion of the Company.

  Cash used in investing activities increased to $49.7 million in 1999 from $48.5 million in 1998. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets during 1999.

  Cash provided by financing activities decreased to $48.8 million for 1999 from $106.5 million in 1998. The decrease was primarily due to the $87.1 million of net proceeds from the initial public stock offering in 1998 partially offset by $52.0 of borrowing under the Company's credit facility in 1999, which is discussed above.

  Disputed Reciprocal Compensation Revenue--A majority of the Company's revenue is derived from reciprocal compensation amounts due from ILECs, principally BellSouth. In August 1997, BellSouth notified the Company and other CLECs that it considered traffic terminated to Enhanced Service Providers ("ESPs"), including internet service providers ("ISPs"), to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing (1) the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers, primarily on the basis that such traffic does not terminate in the same local exchange and, (2) as described below, the portion of the reciprocal compensation billings related to traffic on the Metacomm network (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $0.0 million, $42.0 million and $92.0 million for 1997, 1998 and 1999, respectively, net of a $0.0 million, $12.0 million and $27.0 million allowance, respectively. Management believes that the Company earned and was legally entitled to this revenue and payments were due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company. However, on March 31, 2000, the NCUC ruled that the traffic associated with the Metacomm network is not compensable under the interconnection agreements (See Recent Significant Development).

  On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the "NCUC") ordered BellSouth to bill and pay for all ISP-related traffic (the "NCUC Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC Order. On July 16, 1999, the Company received an $11.2 million payment from BellSouth for a portion of the Disputed Reciprocal Compensation earned from terminating calls to ISPs that are customers to the Company's North Carolina operations, and subject to the NCUC Order.

  Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The Appellate hearing on this matter is tentatively scheduled for early June, 2000.

  In February, 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. As noted, the NCUC ruled on February 26, 1998 in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least twenty-three states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, and Tennessee, all of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. Georgia and Tennessee have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the U.S. District Court's remand (discussed above). Two BellSouth states--South Carolina and Louisiana--have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions also came after the FCC's Declaratory Ruling. All of these decisions have been appealed. The South Carolina and Louisiana decisions represent a view adopted by very few other states. (The Company does not provide local service in Louisiana and has no reciprocal compensation recorded for traffic in South Carolina or Louisiana).

  In February 2000, the Company received payment from GTE for reciprocal compensation related to ISP and voice traffic in North Carolina. This payment was pursuant to a commercial arbitration award rendered January 4, 2000, resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all ISP traffic for the period ending September 1999 (approximately $650,000). Although they paid the Company, GTE is currently appealing this decision. The Company is currently working through dispute resolution procedures with respect to subsequent periods and anticipates a favorable ruling.

  On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings concluded in August 1999 with respect to BellSouth's complaint. Hearings concerning US LEC's complaint have been continued by the NCUC pending an order in the BellSouth complaint. The BellSouth proceeding primarily involves the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network and whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic (See Recent Significant Development).

  In the NCUC proceedings filed September 14, 1998, BellSouth claims principally that the traffic on Metacomm's network does not qualify for reciprocal compensation because the Metacomm network was designed to generate reciprocal compensation and that such traffic does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the interconnection agreements with BellSouth. In addition BellSouth has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended September 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of

Directors, acquired a controlling interest in Metacomm after the dispute arose, (3) reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data transversing the network that is originated by customers of Metacomm, (4) that the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm were not sending data over the network, (5) that the Metacomm network includes facilities that cross LATA boundaries and, therefore, data traversing these facilities is not local (and, therefore, is ineligible for reciprocal compensation), (6) that Metacomm is an unlicensed reseller of US LEC's services, not an end-user, and (7) that the Metacomm network is a quasi-dedicated network which should not be eligible for reciprocal compensation (See Recent Significant Development).

  It is the Company's understanding that during the relevant period Metacomm was engaged in the business of developing and operating a high-speed, always-on data network in North Carolina, and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm related traffic should not be considered to be solely ISP traffic, in part because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $0.0 million, $50.0 million and $98.0 million of gross revenue, before allowances and late payment charges, for fiscal 1997, 1998 and 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic (See Recent Significant Development).

  When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILECs for the network traffic. The Company recorded approximately $0.2 million, $20.0 million and $39.0 million for 1997, 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of December 31, 1998 and 1999, the Company had a liability to Metacomm net of amounts owed by Metacomm to the Company in the amount of $5.3 million and $22.8 million, respectively, which is recorded as accrued commissions, net--related party in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1997, 1998 and 1999, the Company advanced to Metacomm $0.0 million, $8.3 million and $12.0 million prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement whether or not the related reciprocal compensation is ultimately collected from BellSouth and are offset with commissions due to Metacomm since the legal right of offset exists (See Recent Significant Development).

  The Company believes that calls to establish, maintain and manage data network connections and intra-network communications generated by data processing routers, which were necessary to maintain the functionality and integrity of the Metacomm network, are within the definition of "telecommunications" under the Telecom Act and constitute compensable traffic subject to reciprocal compensation under the interconnection agreements the Company has with BellSouth. The Company also believes that the issues raised by BellSouth as additional bases for nonpayment do not excuse BellSouth from its obligation to pay reciprocal compensation under its interconnection agreement with the Company.

  As noted above, on July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998, NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North

Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

  . On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the ruling from the hearing officer in April 2000.

  . On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). This matter is scheduled for hearing in late April 2000.

  . On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). This matter has not yet been scheduled for hearing.

  Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that US LEC has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment. Similarly, GTE has recently appealed the arbitration award in favor of the Company. The Company believes it will be successful in this appeal.

  If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the Fourth Circuit Court of Appeals, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of December 31, 1998 and 1999 included approximately $54.0 million and $190.0 million, respectively, of earned but uncollected Disputed Reciprocal Compensation (before a $12.0 million and $39.0 million allowance and before late payment charges) of which approximately $50.0 million and $148.0 million, respectively, was generated as a result of traffic related to the Metacomm network (See Recent Significant Development).

  In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999, but continues in force until new interconnection agreements are reached. The new agreements will be effective as of January 1, 2000. The Company filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain a PSC ordered interconnection agreement, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999, will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service.

  The Company does anticipate that any such new interconnection agreements will provide for reciprocal compensation at rates lower than in the Company's current interconnection agreement. The Company also anticipates that the reciprocal compensation related to Metacomm will not continue due to changes in the terms of the interconnection agreement, changes in Metacomm's business or the architecture of its network or a combination thereof. In light of this, the Company determined to stop advancing any payment to Metacomm in February 2000. In February 2000 the Company received a notice by which Metacomm notified BellSouth that due to BellSouth's failure to pay reciprocal compensation, Metacomm was no longer able to sustain its network operations. Metacomm instructed BellSouth to terminate the facilities it provides to Metacomm. One effect of that termination will be to eliminate US LEC's revenue from the Metacomm network. Based on fourth quarter 1999 results, US LEC estimates that the reduction in revenue during 2000 will be approximately $18.0 million per quarter, the reduction in cost of services related to commissions approximately $9.0 million per quarter, resulting in a decrease in earnings from operations of approximately $9.0 million per quarter.

  Disputed Access Revenues--In February 2000, US LEC filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications. This action seeks to collect amounts owed to US LEC for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 1999, Sprint owed US LEC $4.3 million in access charges. Sprint has refused to pay the amounts invoiced by US LEC on the basis that the rates are higher than the amounts that Sprint is willing to pay. US LEC's invoices to Sprint are at the rates specified in US LEC's state and federal tariffs. The FCC recently determined that a long distance company may not withhold access charges on the basis that it believes the charges to be too high (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). As such, US LEC anticipates a favorable resolution of this matter.

Effect of Recently Issued Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the effective date of SFAS No. 133". The Company has not yet completed its analysis of any potential impact of SFAS No. 133 on its financial statements.

Year 2000 Compliance

  Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the Year 2000. Failure to make such modifications could result in system failures or miscalculations causing a disruption of operations. No piece of equipment or software, owned or maintained by the Company predates August 1996, with the majority of all technology purchases concentrated in the period following March 1997. Since all of its internal systems are relatively new and there were no legacy systems to integrate, the Company believes that it does not face material Year 2000 issues that may afflict many technology owners and that its internal software and hardware systems will function properly in all material respects with regard to Year 2000 issues. In addition, Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of December 31, 1999, the Company's costs expended towards Year 2000 compliance have been minimal and it does not expect its additional expenditures directly related to Year 2000 compliance cost to exceed $0.1 million. Management continually reassessed the status of the Company's Year 2000 compliance efforts through March 2000.

  The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing was concluded on September 25, 1999. The testing was a multi-phased process which includes, but is not limited to, setting the system clocks to simulate several key dates and times in the Year 2000, then performing daily activities. The infrastructure, servers and workstations, as well as software systems were tested and validated using this process. The Company's internal information technology and systems, based on manufacturer supplied information and internal testing, are 100% compliant, barring new contradictory information from the manufactures or vendors. The core of the Company's telecommunication operations, the Lucent Technologies 5ESS(R) Any Media(TM) switch, is fully compliant at this time, as are other telecommunications systems owned by the Company. The majority of the services and facilities vendors to the Company are compliant. While the Company has no control over vendors of telecommunications systems and facilities, based on information provided to the Company, the Company believed that the vendors utilized by the Company would be and were Year 2000 compliant by the end of 1999.

  The Company assessed the building access, security, and related issues at all of its switch locations. Each switch site is accessible by manual methods in the event of building systems failure. Further, each US LEC switch site was built with a Year 2000 compliant uninterruptible power supply and a back-up generator. The Company's corporate office and network operations center received assurances from the building management that all systems within these buildings are Year 2000 compliant. The Company's supporting services are centralized at the corporate offices.

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

  The Company experienced no major Year 2000 issues, therefore, management believes that its internal hardware and software applications are Year 2000 compliant in all material respects. There can be no absolute assurance that future problems may arise due to undetected issues with the Company's or supplier's systems. The Company is monitoring all key vendors and suppliers for Year 2000 issues. While most of the Company's significant suppliers and vendors have advised the Company that they are or anticipate being Year 2000 compliant, if the software applications of other LECs, IXCs, CAPs, or others on whose services the Company depends are not Year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide services to the Company as a result of Year 2000 non-compliance. The Company has developed Year 2000 contingency plans, in conjunction with its disaster recovery plans, in the event of a Year 2000 related failure including if its suppliers and vendors are not Year 2000 compliant, but there can be no assurance that the contingency plan will avoid service disruptions related to Year 2000 issues.

Market Risk

  US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 1999, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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

Recent Significant Development

  As discussed under the caption "Disputed Reciprocal Compensation Revenue," BellSouth filed a claim before the NCUC on September 14, 1998 seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the Metacomm network. On March 31, 2000, the NCUC issued an order in this proceeding that relieves BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, or any similar network, and requires US LEC to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network (the "March 31 Order"). The Company is considering its options with respect to an appeal of the order, but plans to comply fully with the March 31 Order.

  As a result of the March 31 Order, the Company estimates that it will record a pre-tax, non-recurring, non-cash charge of approximately $55 million in the quarter ending March 31, 2000. The charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm.

  In accordance with existing agreements between Metacomm and the Company, approximately $21 million in commission advances to Metacomm and approximately $16 million in receivables for services provided to Metacomm are due to the Company. Metacomm has assured the Company that these amounts will be paid.

  The March 31 Order does not affect in any way the NCUC's order of February 26, 1998, requiring BellSouth to pay reciprocal compensation to the Company for ISP traffic in North Carolina. The March 31 Order also has no effect on US LEC's operations in any other state or its pending claims against BellSouth for reciprocal compensation for ISP traffic before the GAPSC, FLPSC and TRA.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
US LEC Corp.
Charlotte, North Carolina

  We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly in all material respects, the financial position of the companies as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 6 to the financial statements, a significant portion of the Company's accounts receivable and revenues relate to reciprocal compensation which is currently in dispute.

Deloitte & Touche LLP

February 29, 2000
Charlotte, North Carolina

                         US LEC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999
                                 (In Thousands)

                                                                 1998      1999
                                                               --------  --------
                        ASSETS (Note 5)
Current Assets:
  Cash and cash equivalents (Note 2).......................... $ 41,965  $ 15,174
  Certificates of deposit and restricted cash (Notes 2 and 6).    1,167     1,173
  Accounts receivable, net of allowance of $12,024 and
    $40,074, at 1998 and 1999, respectively (Notes 2 and 6)...   66,214   193,943
  Prepaid expenses and other assets...........................    2,838     2,979
                                                               --------  --------
      Total current assets....................................  112,184   213,269
Property and Equipment, Net (Notes 2, 3 and 5)................   56,219   102,002
Other Assets (Note 2).........................................    1,800     4,829
                                                               --------  --------
      Total Assets............................................ $170,203  $320,100
                                                               ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable (Note 8)................................... $  8,909  $ 13,050
  Deferred revenue (Note 2)...................................      829     1,702
  Accrued network costs (Note 2)..............................    4,521    12,911
  Accrued commissions, net--related party (Note 8)............    5,345    22,809
  Deferred income taxes (Notes 2 and 7).......................    7,108    15,160
  Commissions Payable (Note 2)................................    4,600    23,702
  Accrued expenses--other.....................................    4,657    10,826
                                                               --------  --------
      Total current liabilities...............................   35,969   100,160
                                                               --------  --------
Long-Term Debt (Note 5).......................................   20,000    72,000
Deferred Income Taxes, Noncurrent (Notes 2 and 7).............    1,259     8,796
Other Liabilities--Noncurrent.................................      --        274
Stockholders' Equity (Note 10):
  Common stock--Class A, $.01 par (72,925 authorized shares,
    10,345 and 10,426 outstanding at December 31, 1998 and
    1999, respectively).......................................      103       104
  Common stock--Class B, $.01 par (17,076 shares authorized
    shares, 17,076 and 17,076 outstanding at December 31,
    1998 and 1999, respectively)..............................      171       171
  Additional paid-in capital..................................  106,800   108,665
  Retained earnings...........................................    6,556    30,365
  Unearned compensation--stock options........................     (655)     (435)
                                                               --------  --------
      Total stockholders' equity..............................  112,975   138,870
                                                               --------  --------
      Total Liabilities and Stockholders' Equity.............. $170,203  $320,100
                                                               ========  ========

                See notes to consolidated financial statements.

                         US LEC CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

             For the years ended December 31, 1997, 1998, and 1999
                     (In Thousands, Except Per Share Data)

                                                      1997     1998      1999
                                                     -------  -------  --------
Revenue, Net (Notes 2, 6 and 8--includes related
 party transactions totaling $6,239 and $9,511 in
 1998 and 1999, respectively)......................  $ 6,458  $84,716  $175,180
Cost of Services (Notes 6 and 8--includes related
 party transactions totaling $19,759 and $38,990 in
 1998 and 1999, respectively)......................    4,201   33,646    73,613
                                                     -------  -------  --------
Gross Margin.......................................    2,257   51,070   101,567
Selling, General and Administrative (Note 8).......    6,117   25,020    48,375
Depreciation and Amortization......................      443    4,941    11,720
                                                     -------  -------  --------
Earnings (Loss) from Operations....................   (4,303)  21,109    41,472
Other (Income) Expense
  Interest income..................................      (66)  (1,860)   (1,050)
  Interest expense (Note 4)........................      421      237     3,096
                                                     -------  -------  --------
Earnings (Loss) Before Income Taxes................   (4,658)  22,732    39,426
Provision For Income Taxes (Note 7)................      --     9,305    15,617
                                                     -------  -------  --------
Net Earnings (Loss)................................  $(4,658) $13,427  $ 23,809
                                                     =======  =======  ========
Net Earnings (Loss) Per Share (Note 11):
  Basic............................................  $ (0.25) $  0.53  $   0.87
                                                     =======  =======  ========
  Diluted..........................................  $ (0.25) $  0.52  $   0.84
                                                     =======  =======  ========
Weighted Average Shares Outstanding (Note 11):
  Basic............................................   18,653   25,295    27,431
                                                     =======  =======  ========
  Diluted..........................................   18,653   25,804    28,411
                                                     =======  =======  ========


                See notes to consolidated financial statements.

                         US LEC CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

             For the years ended December 31, 1997, 1998, and 1999
                                (In Thousands)

                                               Common Stock/   Common Stock/
                   Common Stock  Common Stock   Voting Units     Nonvoting                           Unearned
                      Class A       Class B         (1)          Units(1)     Additional Retained  Compensation
                   ------------- ------------- --------------  -------------   Paid-in   Earnings     Stock
                   Shares Amount Shares Amount Shares Amount   Shares Amount   Capital   (Deficit)   Options     Total
                   ------ ------ ------ ------ ------ -------  ------ ------  ---------- --------- ------------ --------
Balance
 (Deficiency),
 December 31,
 1996............     --   $--      --   $--    --    $   --    --    $  --    $    --    $  (963)      --      $   (335)
 Issuance of
  nonvoting
  units..........     --    --      --    --     10       600     2       28        --        --        --         4,413
 Issuance of
  voting units...     --    --      --    --      1               1    4,413        --        --        --         4,555
 Issuance of
  warrants.......     --    --      --    --    --      4,555   --       --          70       --        --            70
 Contribution to
  capital........     --    --      --    --    --        --    --       --       1,711       --        --         1,711
 Exchange of
  limited
  liability
  company units
  for C
  Corporation
  shares.........   3,855    39  16,595   166   (11)   (5,155)   (3)  (4,441)     9,392       --        --             1
 Net loss........     --    --      --    --    --        --    --       --         --     (4,658)      --        (4,658)
                   ------  ----  ------  ----   ---   -------   ---   ------   --------   -------     -----     --------
Balance, December
 31, 1997........   3,855    39  16,595   166   --        --    --       --      11,173    (5,621)      --         5,757
 Public stock
  offering.......   6,325    63     --    --    --        --    --       --      87,079       --        --        87,142
 Conversion of
  $5,000
  stockholder
  loans for 481
  shares of Class
  B common
  stock..........     --    --      481     5   --        --    --       --       4,995       --        --         5,000
 Dividend (Note
  4).............     --    --      --    --    --        --    --       --       1,250    (1,250)      --           --
 Issuance of
  stock
  warrants.......     --    --      --    --    --        --    --       --          75       --        --            75
 Unearned
  compensation--
  stock options..     --    --      --    --    --        --    --       --         819       --       (655)         164
 Exercise of
  warrants.......     165     1     --    --    --        --    --       --         471       --        --           472
 Tax effect of
  non-qualified
  options
  exercised......     --    --      --    --    --        --    --       --         938       --        --           938
 Net earnings....     --    --      --    --    --        --    --       --         --     13,427       --        13,427
                   ------  ----  ------  ----   ---   -------   ---   ------   --------   -------     -----     --------
Balance, December
 31, 1998........  10,345   103  17,076   171   --        --    --       --     106,800     6,556      (655)     112,975
 Exercise of
  stock options..      14   --      --    --    --        --    --       --         103       --        --           103
 Exercise of
  warrants.......       5   --      --    --    --        --    --       --          14       --        --            14
 Tax effects of
  warrants
  exercised......     --    --      --    --    --        --    --       --          23       --        --            23
 Issuance of
  Shares.........      62     1     --    --    --        --    --       --       1,749       --        --         1,750
 Unearned
  compensation--
  stock options..     --    --      --    --    --        --    --       --         (29)      --        220          191
 Tax effect of
  Unearned Comp--
  Stock Options..     --    --      --    --    --        --    --       --         (76)      --        --           (76)
 Tax effect of
  disqualified
  dispositions--
  ISO's..........     --    --      --    --    --        --    --       --          81       --        --            81
 Net earnings....     --    --      --    --    --        --    --       --         --     23,809       --        23,809
                   ------  ----  ------  ----   ---   -------   ---   ------   --------   -------     -----     --------
Balance, December
 31, 1999........  10,426  $104  17,076  $171   --    $   --    --    $  --    $108,665   $30,365     $(435)    $138,870
                   ======  ====  ======  ====   ===   =======   ===   ======   ========   =======     =====     ========

-------
(1) On December 31, 1997, all limited liability units were converted into C Corporation common shares based upon a conversion ratio of 1,500 shares for each unit.

                See notes to consolidated financial statements.

                         US LEC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 1997, 1998, and 1999
                                 (In Thousands)

                                                   1997      1998      1999
                                                  -------  --------  ---------
Operating Activities:
 Net earnings (loss)............................. $(4,658) $ 13,427  $  23,809
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
 Depreciation and amortization...................     443     4,941     11,720
 Accounts receivable allowance...................     --     12,024     28,050
 Stock compensation..............................      71       240        --
 Deferred compensation...........................     --       (655)       191
 Deferred taxes..................................     --      8,367     15,617
 Changes in assets and liabilities which provided
  (used) cash:
  Accounts receivable............................  (6,006)  (74,177)  (155,779)
  Prepaid expenses and other assets..............      31      (579)       495
  Other assets...................................     (14)   (1,271)       (41)
  Accounts payable...............................     459     1,609        (96)
  Deferred revenue...............................   1,141      (312)       873
  Accrued expenses--other........................     634     5,082      3,995
  Commissions Payable............................     440     4,160     19,103
  Other Liabilities--Noncurrent..................     --        --         274
  Accrued Commissions Payable--Related Party.....      81     5,264     17,464
  Accrued network costs..........................   1,784     2,737      8,390
                                                  -------  --------  ---------
   Total adjustments.............................    (936)  (32,570)   (49,744)
                                                  -------  --------  ---------
    Net cash used in operating activities........  (5,594)  (19,143)   (25,935)
                                                  -------  --------  ---------
Investing Activities:
 Purchase of property and equipment..............  (5,802)  (47,721)   (49,690)
 Purchases of certificates of deposit and
  restricted cash................................    (349)     (817)        (6)
 (Advances to) repayments from stockholder.......    (200)      --         --
                                                  -------  --------  ---------
    Net cash used in investing activities........  (5,951)  (48,538)   (49,696)
                                                  -------  --------  ---------
Financing Activities:
 Issuance of common shares and limited liability
  company units..................................   8,968       471        --
 Proceeds from public stock offering.............     --     87,142        114
 Contribution of capital.........................   1,711       --         --
 Proceeds from long-term debt....................     --     20,000     52,000
 Payment for deferred loan fees..................     --     (1,156)    (3,274)
 Proceeds from notes payable--stockholders.......   4,289     3,289        --
 Repayment of notes payable--stockholders........    (960)   (3,289)       --
                                                  -------  --------  ---------
    Net cash provided by financing activities....  14,008   106,457     48,840
                                                  -------  --------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................   2,463    38,776    (26,791)
Cash and Cash Equivalents, Beginning of Period...     726     3,189     41,965
                                                  -------  --------  ---------
Cash and Cash Equivalents, End of Period......... $ 3,189  $ 41,965  $  15,174
                                                  =======  ========  =========
Supplemental Cash Flows Disclosures
 Cash paid for:
 Interest........................................ $   672  $    505  $   2,748
                                                  =======  ========  =========
 Taxes........................................... $   --   $  1,860  $       2
                                                  =======  ========  =========

Supplemental Noncash Investing and Financing Activities:

  During 1997, accrued interest of $55 due to stockholders was converted into voting equity.

  At December 31, 1997, 1998, and 1999, $7,267, $6,838 and $11,079
respectively, of property and equipment additions are included in outstanding accounts payable.

  During 1998, the majority stockholder converted $5,000 of loans to the Company for 481 shares of Class B Stock. The dividend resulting from the cancellation of the loan was $1,250.

                See notes to consolidated financial statements.

                         US LEC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended December 31, 1997, 1998, and 1999
                     (In Thousands, Except Per Share Data)

1. ORGANIZATION AND NATURE OF BUSINESS

  The consolidated financial statements include the accounts of US LEC Corp. (the "Company") and its ten wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company was incorporated in 1996 as an S Corporation. Effective December 31, 1996, US LEC Corp. was converted to a limited liability company ("US LEC L.L.C.") through an exchange of the S Corporation common stock for voting and nonvoting units of US LEC L.L.C. On December 31, 1997, in anticipation of an initial public offering of common stock, the Company became a C Corporation through a merger of US LEC L.L.C. into the Company and the exchange of all of the limited liability company units into shares of Class A or Class B Common Stock. On April 29, 1998, the Company completed the sale of 5,500 shares of Class A Common Stock through an initial public offering. Additionally, on May 12, 1998, the Company issued 825 shares of Class A Common Stock in connection with the underwriters' exercise of their option to cover over-allotments. The total offering resulted in net proceeds of approximately $87,142, after deducting underwriting discounts, commissions and offering expenses. The Company has used all of the net proceeds of the initial public offering to further expand and develop its telecommunications network and services.

  The Company, through its subsidiaries, provides switched local, long distance, data, Internet and enhanced telecommunications services primarily to businesses and other organizations in selected markets in the southeastern United States. The Company was a development stage enterprise from inception until March 1997, when it began generating telecommunications revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition--The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when it meets specific criteria: 1) the revenue is earned and our earnings process is complete, 2) the revenue is realizable in that it was due and payable, and 3) ultimate collectibility of the revenue is reasonably assured. Reciprocal compensation that we record as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network. To date, a majority of our reciprocal compensation revenue has been generated through the Metacomm network from traffic originated by customers of BellSouth Telecommunications, Inc. ("BellSouth"). The billing, payment and other arrangements for this reciprocal compensation are governed by an interconnection agreement between BellSouth and the Company. Reciprocal compensation revenue recognized by the Company is earned because we have completed performance of the service that the BellSouth interconnection agreement requires us to perform. Revenue is recorded net of amounts which are rebated to a customer or outside sales agent pursuant to each respective telecommunications service contract as well as net of amounts relating to the allowance for potentially uncollectible receivables related to disputed reciprocal compensation. For the years ended December 31, 1998, and December 31, 1999, commissions expense of $6,377 and $25,265, respectively, and an allowance of $12,000 and $27,944, respectively, are netted with gross revenues in the accompanying financial statements. Revenue related to billings in advance of providing services is deferred and recognized when earned. At December 31, 1997, deferred revenue primarily represented billings to incumbent local exchange carriers ("ILECs") relating to internet service provider ("ISP") reciprocal compensation. Reciprocal compensation represents the compensation paid to and by a competitive local exchange carrier ("CLEC") and the ILEC for termination of a local call on the other's network. The Company deferred the recognition of such amounts in 1997 pending a ruling from the North Carolina Utilities Commission ("NCUC") relating to ISP reciprocal compensation. During 1998, such amounts were subsequently recorded as revenue as a result of the decision by the NCUC on February 26, 1998, in favor of the Company. As a result of this ruling, the Company began recognizing all such reciprocal

                          US LEC CORP. & SUBSIDIARIES
compensation revenue in the period in which the service was provided. However, due to current regulatory and judicial proceedings related to this type of revenue, the Company established an allowance of $39,823 at December 31, 1999, which has been recorded as a reduction of revenue of $12,000 and $27,823 during the years ended December 31, 1998, and December 31, 1999, respectively. (See Notes 6 and 14)

  Cash and Cash Equivalents--Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

  Restricted Cash--The restricted cash balance as of December 31, 1998 and December 31, 1999 serves as collateral for letters of credit related to certain office leases.

  Accounts Receivable--The majority of the accounts receivable at December 31, 1998 and December 31, 1999, arose from reciprocal compensation revenue earned in accordance with terms of an interconnection agreement with BellSouth Telecommunications, Inc. ("BellSouth"). The Company established an allowance of $12,000 and $39,823 as of December 31, 1998 and December 31, 1999,
respectively, due to the current judicial and regulatory proceedings and related to this revenue. The Company anticipates a ruling on these proceedings and collection within twelve months and therefore continues to treat the disputed amounts as current on the accompanying financial statements. (See Notes 6 and 14)

  Property and Equipment--Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements as noted below.

  The estimated useful lives of the Company's principal classes of property and equipment are as follows:

   Telecommunications switching and other
    equipment.................................... 5-9 years
   Office equipment, furniture and other......... 5 years
   Leasehold improvements........................ The lesser of the estimated useful lives or the lease
                                                  term

  In 1999, the Company capitalized $264 and $81 in payroll related and interest costs respectively in accordance with the AICPA Statement of Position ("SOP ") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

  Long-Lived Assets--The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

  Accrued Network Costs--Accrued network costs include management's estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not been received by the Company. Management's estimate is developed from the minutes of use and rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company's financial statements.

  Debt Issuance Cost--The Company capitalizes loan fees associated with securing long term debt and amortizes such deferred loan fees over the term of the debt agreement. The Company had deferred loan fees of

                          US LEC CORP. & SUBSIDIARIES

$1,156 and $4,664 as of December 31, 1998 and 1999, respectively, recorded in other assets on the accompanying balance sheet which are being amortized over 7 years. (See Note 5)

  Fair Value of Financial Instruments--Management believes the fair values of the Company's financial instruments, including cash equivalents, restricted cash, accounts receivables, and accounts payable approximate their carrying value. In addition, because the long-term debt consists of variable rate instruments, their carrying values approximate fair values.

  Income Taxes--The Company was a limited liability company for the period from January 1, 1997 to December 31, 1997, on which date it was converted to a C Corporation. Accordingly, no provision (benefit) for income taxes was necessary for 1997 since income taxes were the responsibility of the individual limited liability company members. On a pro forma basis, had the Company been structured as a C Corporation, there would have been no change in the net loss or net loss per share for 1996 and 1997. At December 31, 1997, deferred tax assets and liabilities related to the conversion to a C Corporation were not significant.

  For 1998 and 1999, income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse.

  Concentration of Risk--The Company is exposed to concentration of credit risk principally from trade accounts receivable. The Company's trade customers are located in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its customers but does not require collateral to support customer receivables. Credit risk may be reduced by the fact that the Company's most significant trade receivables are from large, well-established telecommunications entities. However, at December 31, 1998 and 1999, the majority of the accounts receivable balance is due from BellSouth and is currently in dispute (See Notes 6 and 14).

  The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements for all of its current operating networks, and a number of these agreements were re-negotiated in 1999. Management believes that suitable interconnection agreements can be negotiated for the remaining agreements that will expire during 2000 and, accordingly, does not expect any disruption of services. The interconnection agreement with BellSouth expired on December 31, 1999, but continues in force until new interconnection agreements are reached. The new BellSouth agreements will be effective as of January 1, 2000 (See Note 6).

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the accrual of network costs payable to other telecommunications entities and the estimate for the allowance for receivables due from BellSouth. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known (See Notes 6 and 14).

  Advertising--The Company expenses advertising costs in the period incurred. Advertising expense amounted to $137, $276, and $522 for 1997, 1998 and 1999, respectively, which for 1999 were entirely offset by marketing incentives provided by a vendor.

  Significant Customer--In fiscal 1997, 1998, and 1999, BellSouth, operating in the majority of the Company's markets, accounted for approximately 65%, 80%, and 70%, respectively, of the Company's net revenue (before reduction for the $12,000 and $27,823 allowance in 1998 and 1999, respectively, described in

                          US LEC CORP. & SUBSIDIARIES

Note 6). The majority of this revenue for 1998 and 1999 was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1997, 1998, and 1999, BellSouth accounted for 67%, 94%, and 92% of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues have resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, and which became a related party to the Company during 1998 (See Notes 6, 8 and 14).

  Recent Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of SFAS No. 133". The Company has not yet completed its analysis of any potential impact of this standard on its financial statements.

  Reclassifications--Certain reclassifications have been made to 1997 and 1998 amounts to conform to the 1999 presentation.

3. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1998 and 1999 is summarized by major class as follows:

                                                               1998      1999
                                                              -------  --------
     Telecommunications switching and other equipment........ $45,334  $ 79,494
     Office equipment, furniture and other...................   9,158    24,950
     Leasehold improvements..................................   6,785    14,071
                                                              -------  --------
                                                               61,277   118,515
     Less accumulated depreciation and amortization..........  (5,058)  (16,513)
                                                              -------  --------
       Total................................................. $56,219  $102,002
                                                              =======  ========

4. NOTES PAYABLE-STOCKHOLDERS

  During 1997, the Company's majority stockholder loaned an aggregate of $5,000 to the Company. Interest charged on loaned amounts was at prime plus 2% (10.5% per annum at December 31, 1997). On February 14, 1998, the Company's majority stockholder exchanged the $5,000 loan for 481 shares of Class B Common Stock with a fair value of $10.40 per share. The fair value of the Class B Common Stock issued in the exchange was $1,250 in excess of the carrying value of the debt. Accordingly, the difference between the carrying value of the debt and the fair value of the Class B Common Stock issued in the exchange was recorded as a dividend to the majority stockholder in the first quarter of 1998. In January 1998, an entity controlled by this stockholder loaned an additional $2,289 to the Company with an interest rate of 12%. The Company repaid all the outstanding amounts due under the loan in June 1998.

  Another stockholder loaned the Company an aggregate of $960 in 1996, with an interest rate of prime plus 2%. These loans were repaid in 1997. In January 1998, this stockholder loaned $1,000 to the Company, with an interest rate of 12%. The Company repaid all the outstanding amounts due under the loan in June 1998.

  Interest expense to related parties totaled $420, $223 and $0 in 1997, 1998 and 1999, respectively.

                          US LEC CORP. & SUBSIDIARIES

5. LONG-TERM DEBT

  In December 1998, the Company entered into a $50,000 senior secured loan agreement with General Electric Capital Corporation and First Union National Bank. The loan agreement was comprised of a $42,500 one-year revolving credit facility which converted to a seven year term loan and a $7,500 reducing revolving credit facility with a six year term. The amount outstanding at December 31, 1998, was $20,000. In June 1999, the Company amended the loan agreement to increase the amount available under the agreement from $50,000 to $75,000. In December 1999, the Company again amended the loan agreement increasing the amount available from $75,000 to $150,000. The credit facility is now comprised of (i) a $125,000 revolving credit facility with a term of 18 months and an option to convert into a six-year term loan at the end of that 18 month period and (ii) a $25,000 reducing revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at December 31, 1999, was $72,000. Advances under the agreement as of December 31, 1999, bear interest at an annual rate ranging between approximately 10.5% and 11.7%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes. Scheduled maturities of long-term debt, assuming conversion to a term loan are as follows:

     Year ending December 31:
       2000............................................................. $   --
       2001.............................................................     --
       2002.............................................................  10,800
       2003.............................................................  10,800
       2004.............................................................  14,400
       Thereafter.......................................................  36,000
                                                                         -------
         Total.......................................................... $72,000
                                                                         =======

6. COMMITMENTS AND CONTINGENCIES

  Disputed Reciprocal Compensation Revenues (See Note 14)--A majority of the Company's revenue is derived from reciprocal compensation amounts due from ILECs, principally BellSouth. In August 1997, BellSouth notified the Company and other CLECs that it considered traffic terminated to Enhanced Service Providers ("ESPs"), including internet service providers ("ISPs"), to be interstate traffic, and therefore not subject to reciprocal compensation, and that BellSouth would not pay (or bill) reciprocal compensation under interconnection agreements for this traffic. BellSouth is disputing the portion of reciprocal compensation billed by the Company related to the transport and termination of local traffic from its customers to ESPs, including ISPs and information service providers, primarily on the basis that such traffic does not terminate in the same local exchange and, as described below, the portion of the reciprocal compensation billings related to traffic on the network of Metacomm, LLC ("Metacomm") (collectively referred to as "Disputed Reciprocal Compensation"). The Company recorded Disputed Reciprocal Compensation revenue of approximately $0, $42,000 and $92,000 for 1997, 1998 and 1999, respectively, net of a $0, $12,000 and $27,000 allowance, respectively. Management believes that the Company has earned and is legally entitled to this revenue and payments are due from BellSouth pursuant to the interconnection agreements that BellSouth has with the Company.

                          US LEC CORP. & SUBSIDIARIES

  On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission (the "NCUC") ordered BellSouth to bill and pay for all ISP-related traffic (the "NCUC Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC Order. On July 16, 1999, the Company received an $11,187 payment from BellSouth for a portion of the Disputed Reciprocal Compensation earned from terminating calls to ISPs that are customers to the Company's North Carolina operations, and subject to the NCUC Order.

  Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The Appellate hearing on this matter is tentatively scheduled for early June, 2000.

  In February 1999, the FCC issued a declaratory ruling (the "FCC Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. As noted, the NCUC had ruled on February 26, 1998, in favor of the Company with respect to payment for traffic bound to ISPs under the Company's first interconnection agreement with BellSouth. To date, state regulatory bodies in at least twenty-three states have considered the effect of the FCC Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, and Tennessee, all of which are in BellSouth's operating territory. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it is so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The Florida Public Service Commission reached a similar conclusion. Georgia and Tennessee have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. In an arbitration of the terms of a new interconnection agreement between BellSouth and another CLEC, the NCUC recently determined that until the FCC issues a definitive ruling pursuant to the notice of proposed rulemaking which was part of the FCC Ruling, reciprocal compensation should continue to be paid under the new interconnection agreement. While US LEC was not a party to this arbitration, management believes this decision to be favorable in light of the U.S. District Court's remand (discussed above). Two BellSouth states--South Carolina and Louisiana--have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions also came after the FCC's Declaratory Ruling. All of these decisions have been appealed. The South Carolina and Louisiana decisions represent a view adopted by very few other states. (The Company does not provide local service and has no reciprocal compensation recorded for traffic in South Carolina or Louisiana).

                          US LEC CORP. & SUBSIDIARIES

  In February 2000, the Company received payment from GTE for reciprocal compensation related to ISP and voice traffic in North Carolina. This payment was pursuant to a commercial arbitration award rendered January 4, 2000, resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all ISP traffic for the period ending September 1999 (approximately $650). The Company is currently working through dispute resolution procedures with respect to subsequent periods and anticipates a favorable ruling.

  On September 14, 1998, the Company filed a complaint with the NCUC seeking payment of facilities charges, non-ISP based reciprocal compensation and intraLATA toll termination charges from BellSouth. Also on September 14, 1998, BellSouth filed a complaint with the NCUC seeking to be relieved from its obligations under its interconnection agreement with the Company to pay reciprocal compensation for traffic related to networks including that operated by Metacomm, a customer of BellSouth and the Company and, as of June 1998, a related party of the Company. The two proceedings were consolidated for purposes of discovery, which concluded June 16, 1999, and hearings concluded in August 1999 with respect to BellSouth's complaint. Hearings concerning US LEC's complaint have been continued by the NCUC pending an order in the BellSouth complaint. The BellSouth proceeding primarily involves the treatment of traffic over a network established by Metacomm and whether, under the interconnection agreements between the Company and BellSouth and the Telecommunications Act of 1996 (the "Telecom Act"), BellSouth is required to pay reciprocal compensation to the Company for traffic associated with this network and whether BellSouth has breached its interconnection agreements with the Company by failing to pay reciprocal compensation for this traffic.

  In the NCUC proceedings filed September 14, 1998, BellSouth claims principally that the traffic on Metacomm's network does not qualify for reciprocal compensation because the Metacomm network was designed to generate reciprocal compensation and that such traffic does not constitute "telecommunications" subject to the reciprocal compensation payment provisions of the Telecom Act and the interconnection agreements with BellSouth. In addition BellSouth has identified other issues on which it bases its claim that the traffic on the Metacomm network is not compensable, including (1) that the Company agreed to share reciprocal compensation with Metacomm, (2) that, as disclosed in the Company's Form 10-Q for the period ended September 30, 1998, Richard T. Aab, the largest shareholder of the Company and the Chairman of its Board of Directors, acquired a controlling interest in Metacomm after the dispute arose, (3) reciprocal compensation has been billed on an "always-on" basis even though there is no measurement of the amount of data transversing the network that is originated by customers of Metacomm, (4) that the billed traffic includes traffic during periods when Metacomm had not yet connected customers to its network or when customers of Metacomm were not sending data over the network, (5) that the Metacomm network includes facilities that cross LATA boundaries and, therefore, data traversing these facilities is not local (and, therefore, is ineligible for reciprocal compensation), (6) that Metacomm is an unlicensed reseller of US LEC's services, not an end-user, and (7) that the Metacomm network is a quasi-dedicated network which should not be eligible for reciprocal compensation.

  It is the Company's understanding that during the relevant period Metacomm was engaged in the business of developing and operating a high-speed, always-on data network in North Carolina and its network provides users with continuous access to data, wide area network services, software applications and other services, including access to the Internet. In the course of the these proceedings, the Company concluded, based on positions taken and information provided by Metacomm, that Metacomm related traffic should not be considered to be solely ISP traffic, in part because its network provides additional services and functions to users. Notwithstanding this determination, the Company believes BellSouth will continue to contend the Disputed Reciprocal Compensation related to the Metacomm network traffic is subject, in the first instance, to the resolution of the ISP issue. The Company has recorded approximately $0, $50,000 and $98,000 of gross revenue, before allowances and late payment charges, for fiscal 1997, 1998 and 1999, respectively, related to reciprocal compensation revenue generated as a result of Metacomm network traffic.

                          US LEC CORP. & SUBSIDIARIES

  When the Metacomm network was originally developed, the Company agreed to pay Metacomm commissions equal to a specified percentage of the reciprocal compensation the Company receives from ILEC's for the network traffic. The Company recorded approximately $200, $20,000 and $39,000 for 1997, 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. As of December 31, 1998 and 1999, the Company had a liability to Metacomm net of amounts owed by Metacomm to the Company in the amount of $5,345 and $22,809, respectively, which is recorded as accrued commissions, net--related party in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation are not payable until the related reciprocal compensation is collected from the ILEC. However, in fiscal 1997, 1998 and 1999, the Company advanced to Metacomm $0, $8,257 and $12,015 prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement whether or not the related reciprocal compensation is ultimately collected from BellSouth and are offset with commissions due to Metacomm since the legal right of offset exists.

  The Company believes that calls to establish, maintain and manage data network connections and intra-network communications generated by data processing routers, which were necessary to maintain the functionality and integrity of the Metacomm network, are within the definition of "telecommunications" under the Telecom Act and constitute compensable traffic subject to reciprocal compensation under the interconnection agreements the Company has with BellSouth. The Company also believes that the issues raised by BellSouth as additional bases for nonpayment does not excuse BellSouth from its obligation to pay reciprocal compensation under its interconnection agreement with the Company.

  As noted above, on July 16, 1999, the Company received a payment of $11,187 from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in February 1998, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 14, 1998, NCUC proceeding. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. For example, while the Company has outstanding amounts due from BellSouth for ISP traffic in Tennessee, Georgia and Florida, BellSouth has not paid these amounts, presumably because no orders specific to US LEC have been entered by state commissions in those states directing BellSouth to pay the Company. However, state commissions in these states have issued rulings in favor of other competitive carriers and as discussed above, the state commissions in Florida and Alabama have made rulings subsequent to the FCC Ruling. To address this issue, the Company has filed the following additional actions against BellSouth related to delinquent reciprocal compensation payments, none of which involve Metacomm or any similar network:

  . On July 1, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the ruling from the hearing officer in April 2000.

  . On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). This matter is scheduled for hearing in late April 2000.

  . On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). This matter has not yet been scheduled for hearing.

  Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the NCUC, GAPSC, FLPSC and the TRA; however, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this

                          US LEC CORP. & SUBSIDIARIES
regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that US LEC has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment.

  If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, and in particular the NCUC, or in any appeal or review of a favorable decision by the Fourth Circuit Court of Appeals, state commissions, or the FCC, or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. The Company's gross trade accounts receivable as of December 31, 1998 and 1999 included approximately $54,000 and $190,000, respectively, of earned but uncollected Disputed Reciprocal Compensation (before a $12,000 and $39,000 allowance and before late payment charges) of which approximately $50,000 and $148,000, respectively, was generated as a result of traffic related to the Metacomm network.

  In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999, but continues in force until new interconnection agreements are reached. The new agreements will be effective as of January 1, 2000. The Company filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain a PSC ordered interconnection agreement, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service.

  The Company does anticipate that any such new interconnection agreements will provide for reciprocal compensation at rates lower than in the Company's current interconnection agreement. The Company also anticipates that the reciprocal compensation related to Metacomm will not continue due to changes in the terms of the interconnection agreement, changes in Metacomm's business or the architecture of its network or a combination thereof. In light of this, the Company determined to stop advancing any payment to Metacomm in February 2000. In February, 2000 the Company received a notice by which Metacomm notified BellSouth that due to BellSouth's failure to pay reciprocal compensation, Metacomm was no longer able to sustain its network operations. Metacomm instructed BellSouth to terminate the facilities it provides to Metacomm. One effect of that termination will be to eliminate US LEC's revenue from the Metacomm network. Based on fourth quarter 1999 results, US LEC estimates that the reduction in revenue during 2000 will be approximately $18,000 per quarter, the reduction in cost of services related to commissions approximately $9,000 per quarter, resulting in a decrease in earnings from operations of approximately $9,000 per quarter.

  Disputed Access Revenues--In February 2000, US LEC filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications. This action seeks to collect amounts owing to US LEC for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 1999, Sprint owed US LEC $4,320 in access charges. Sprint has refused to pay the amounts invoiced by US LEC on the basis that the rates are higher than the amounts that Sprint is willing to pay. US LEC's invoices to Sprint are at the rates specified in US LEC's state and federal tariffs. The FCC recently determined that a long distance company may not withhold access charges on the basis that it believes the charges to be too high (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). As such, US LEC anticipates a favorable resolution of this matter.

                          US LEC CORP. & SUBSIDIARIES

  Leases--The Company leases office premises in various locations under operating lease arrangements. Total rent expense on these leases amounted to $1,801, $1,853, and $4,195 in 1997, 1998 and 1999, respectively. The Company's restricted cash balance as of December 31, 1999, serves as collateral for letters of credit for some of these office leases. (See Note 8)

  Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows (See
Note 8):

     2000............................................................... $ 5,054
     2001...............................................................   5,478
     2002...............................................................   5,460
     2003...............................................................   4,932
     2004...............................................................   4,087
     Beyond.............................................................  18,229
                                                                         -------
                                                                         $43,240
                                                                         =======

  Purchase Commitments--At December 31, 1998 and 1999, the Company has outstanding commitments to purchase switching equipment with an aggregate cost of $6,154 and $5,275, respectively.

7. INCOME TAXES

  The provision for income taxes in 1998 and 1999 consists of the following components:

                                                                1998   1999
                                                               ------ -------
     Current--Charge equivalent to net tax benefit of stock
      warrant exercise and issuance of stock options.......... $  938 $    28
                                                               ------ -------
     Deferred
      Federal.................................................  6,702  12,869
      State...................................................  1,665   2,720
                                                               ------ -------
                                                                8,367  15,589
                                                               ------ -------
       Total provision for income taxes....................... $9,305 $15,617
                                                               ====== =======

  The reconciliation of the statutory federal income tax rate to the Company's federal and state overall effective income tax rate is as follows:

                                                                 1998   1999
                                                                 -----  -----
     Statutory federal rate..................................... 35.00% 35.00%
     State income taxes.........................................  5.30   4.49
     Miscellaneous..............................................   .63    .11
                                                                 -----  -----
     Effective tax rate......................................... 40.93% 39.60%
                                                                 =====  =====

                          US LEC CORP. & SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

  Deferred tax assets:

                                                                 1998    1999
                                                                ------- -------
     Net operating loss carryforward........................... $ 1,192 $17,054
       Deferred state taxes and other..........................     584   1,696
       Accrued expenses........................................     328     727
                                                                ------- -------
         Total deferred tax assets.............................   2,104  19,477
                                                                ------- -------
     Deferred tax liabilities:
       Net deferred revenues...................................   7,834  33,476
       Depreciation and amortization...........................   2,591   9,811
       Other...................................................      46     146
                                                                ------- -------
         Total deferred tax liabilities........................  10,471  43,433
                                                                ------- -------
     Net deferred tax liability................................ $ 8,367 $23,956
                                                                ======= =======

  At December 31, 1999 the Company has net operating loss carryforwards for federal purposes of approximately $40,206 expiring through 2019.

8. RELATED PARTIES

  In 1997, the Company repaid $200 for amounts advanced to its major stockholder and received services under consulting agreements with two entities controlled by Company stockholders. Under these agreements in fiscal 1997, the Company expensed $175 which is included in selling, general and administrative expenses in the accompanying financial statements. No such consulting agreements existed during the years ended December 31, 1998 and 1999.

  During 1998, the Company's majority stockholder acquired an indirect controlling interest in Metacomm. Metacomm is engaged in the business of developing and operating a high-speed data network in North Carolina, and is a customer of the Company and BellSouth. During 1998 and 1999, respectively, the Company recorded $6,239 and $9,511 in revenue earned from services provided to Metacomm (which did not include revenue from reciprocal compensation due from BellSouth, see Note 6). Metacomm also earns commissions from the Company for reciprocal compensation revenue relating to Metacomm's network. The Company recorded $19,759 and $38,990 for 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. Because the amounts due from Metacomm relating to services provided by the Company and commissions due to Metacomm have the legal right of offset, the Company has recorded a net liability to Metacomm of $5,345 and $22,809, in accrued commissions, net-- related party in the accompanying financial statements. The Company and Metacomm are parties to agreements by which commissions earned by Metacomm related to reciprocal compensation would not be paid to Metacomm until the related reciprocal compensation is collected from the ILEC. However, in 1998 and 1999 the Company advanced to Metacomm $8,257 and $12,015, respectively, prior to collecting the earned reciprocal compensation from BellSouth. These payments are subject to a repayment agreement if the related reciprocal compensation is ultimately determined not to be collectible from BellSouth. In February 2000, Metacomm notified the Company they would no longer be able to sustain their operations (See Notes 6 and 14).

                          US LEC CORP. & SUBSIDIARIES

  During 1998, the Company incurred $35 in expenses for chartered aircraft services provided by the majority stockholder.

  The Company incurred $89 and $50 in 1998 and 1999, respectively, in expenses for consulting services provided by Global Vista Communications, LLC ("Global Vista"). As of December 31, 1998 and 1999, a liability totaling $6 and $66, respectively, was included in accounts payable in the Company's financial statements, relating to software and consulting services purchased from Global Vista. In addition, during 1998 and 1999, the Company acquired $471 and $2,081, respectively, in software from Global Vista Communications, LLC ("Global Vista"), a company controlled by the Company's majority stockholder.

  During 1999, the Company capitalized $185 in site acquisition costs for services performed by Lincoln Harris LLC, a company controlled by a member of the Company's Board of Directors, these costs are included in leasehold improvements in the accompanying financial statements. In addition, the Company incurred $3 in expenses for services provided by Lincoln Harris. As of December 31, 1999, a liability totaling $46 was recorded in accounts payable in the Company's financial statements relating to leasehold improvements and services purchased from Lincoln Harris LLC.

  During 1999, the Company entered into an operating lease with H-C REIT, Inc., a Company controlled by a member of the Company's Board of Directors. The lease commences on May 1, 2000, and continues for a period of ten years. As part of the new lease agreement, H-C REIT, Inc. agreed to limit the Company's liability under their existing lease agreement to $500 for early termination and lease incentive costs. The Company has recognized this expense in 1999. Future minimum rental payments under the new lease are as follows and are included in total future minimum rental payments defined under Leases (See
Note 6):

     2000............................................................... $ 1,391
     2001...............................................................   2,127
     2002...............................................................   2,190
     2003...............................................................   2,255
     2004...............................................................   2,322
     Beyond.............................................................  13,584
                                                                         -------
       Total............................................................ $23,869
                                                                         =======

  Company management believes that all of the above transactions were under terms no less favorable to the Company than could be arranged with unrelated parties.

9. EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 1999, the Company made matching contributions to the plan totaling $381 based on 50% of the first 6% of an employee's contribution to the plan. For 1998, the Company made matching contributions to the plan totaling $41.

10. STOCKHOLDERS' EQUITY

  Common Stock--The Company has authorized two classes of common stock, Class A and Class B. The rights of holders of the Class A Common Stock and the Class B Common Stock are substantially identical, except that (i) holders of the Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to ten votes per share; (ii) holders of the Class B Common Stock vote as a separate class to elect two members of the Company's Board of Directors in addition to voting with the holders of Class A

                          US LEC CORP. & SUBSIDIARIES

Common Stock in the election of the other members of the Board of Directors; and (iii) the Class B Common Stock is fully convertible at any time into Class A Common Stock, at the option of the holder, or automatically upon transfer to certain third persons, on a one-for-one basis. Pursuant to an agreement among the Class B stockholders, if a Class B stockholder proposes to sell or transfer Class B Common Stock to anyone other than a permitted transferee (as defined in the agreement), the other Class B stockholders who are parties to the agreement would have a right to acquire the Class B Common Stock that is proposed to be sold or transferred.

  Preferred Stock--The Company is authorized to issue 10,000 shares of preferred stock ($.01 par value) in one or more series without stockholder approval, subject to any limitations prescribed by law. Each series of preferred stock shall have such rights and preferences as shall be determined by the Company's Board of Directors. No shares of preferred stock have been issued (See Note 12).

  Capital Contribution--During 1997, the Company's majority stockholder contributed an aggregate of $1,711 to additional paid-in capital. In addition, during 1998, this stockholder exchanged a $5,000 loan for 481 shares of Class B Common Stock (See Note 4).

  Warrants--During 1997, the Company issued warrants to three employees to purchase an aggregate of 345 shares of Class A Common Stock and a warrant to an outside sales agent to purchase 99 shares of Class A Common Stock. All of these warrants are fully vested and are exercisable at $2.86 per share for a three-year period from the date of issuance. Management believes that these employee warrants issued through October 1997 are non-compensatory based upon an internal valuation of their fair value.

  For the warrant issued in 1997 to the outside sales agent, the fair value charged to expense was $24. The exercise price of those warrants is the same as the issuance price in 1997 of shares to numerous outside investors. In November 1997, the Company granted to an employee a warrant to purchase 15 shares of Class A Common Stock at an exercise price of $2.86 per share. This warrant was fully vested at date of grant and exercisable over three years. Management estimated the fair value of the warrant granted in November to be $6.00 per share. As a result, compensation of $47 was charged to expense relating to the difference between the fair value and the exercise price of the warrant on the date of grant. In January 1998, the Company issued a warrant to a consultant to purchase 25 shares of Class A Common Stock at $10 per share, exercisable at any time through January 1, 2001. These warrants are fully vested and exercisable over three years. The Company recorded compensation expense of $75 in 1998 associated with the warrant issued in January 1998.

  Stock Option Plan--In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the "Stock Plan"). In August 1998, the Company filed a registration statement to register (i) 1,300 shares of Class A Common Stock reserved for issuance under the Stock Plan and (ii) 180 shares of Class A Common Stock reserved for issuance upon the exercise of nontransferable warrants granted by the Company to employees. In April 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1,300 shares to 2,000 shares and in May 1999, the Company filed a registration statement to register these additional 700 shares. Under the amended Stock Plan, 2,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. Options granted under the Stock Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A Common Stock on the date of grant (110% of market value for greater than 10% stockholders).

  In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A Common Stock at $10 per share (fair market value on date of grant was $13 per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options which will be amortized

                          US LEC CORP. & SUBSIDIARIES
to compensation expense over the four-year vesting period. During 1998 and 1999, the Company amortized $105 and $101, respectively, to compensation expense relating to these options, after consideration of forfeitures.

  Also, during 1998, the Company granted to an employee, an option to purchase 360 shares of Class A Common Stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and will amortize this amount to compensation expense over the four year vesting period. During 1998 and 1999, the Company amortized $60 and $90, respectively, to compensation expense relating to these options. In both 1998 and 1999 the Company granted options to purchase 5 shares of Class A Common Stock at the fair market value on the date of grant to each of the Company's two and three outside directors, respectively. These options vested immediately upon grant.

  In September 1998, the Company repriced 744 options outstanding to the fair value on such date of $7.31 per share. As a condition to the repricing, these options (other than the directors' options) vest over four years beginning at the repricing date.

  A summary of the option and warrant activity is as follows:

                                    Options                       Warrants
                         ----------------------------- ------------------------------
                                   Weighted
                                   Average   Weighted            Weighted   Weighted
                                   Exercise  Average              Average   Average
                                    Price   Fair Value           Exercise  Fair Value
                          Number     Per     at  Date  Number of Price Per  at Date
                         of Shares  Share    of Grant  Warrants   Warrant   of Grant
                         --------- -------- ---------- --------- --------- ----------
Balance at December 31,
 1996
 Granted at fair market
  value.................                                  429     $ 2.86     $ 2.86
 Granted at less than
  fair market value.....                                   15       2.86       6.00
                                                         ----     ------
Balance at December 31,
 1997 (all
 exercisable)...........                                  444       2.86
 Granted at fair market
  value*................   1,324    $10.27    $ 3.95
 Granted at less than
  fair market value.....     575     11.88      6.89       25      10.00     $13.00
 Exercised..............               --                (165)      2.86
 Forfeited or
  cancelled*............    (817)    14.41                --         --
                           -----    ------                        ------
Balance at December 31,
 1998...................   1,082    $ 8.00                304     $ 3.45
                           -----    ------               ----     ------
 Granted at fair market
  value.................     794    $22.65    $10.29
 Exercised..............     (14)     7.85                 (5)      2.86
 Forfeited or
  cancelled.............     (67)    12.66                --         --
                           -----    ------               ----     ------
Balance at December 31,
 1999...................   1,795    $14.30                299     $ 3.46
                           =====    ======               ====     ======

--------
* Includes 744 options repriced

  The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

  Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the following proforma amounts:

                          US LEC CORP. & SUBSIDIARIES

                                 1997                  1998                 1999
                         --------------------  -------------------- --------------------
                         As Reported Proforma  As Reported Proforma As Reported Proforma
                         ----------- --------  ----------- -------- ----------- --------
Net earnings (loss).....   $(4,658)  $(4,737)    $13,427   $12,832    $23,809   $22,463
Earnings (loss) per
 share:
  Basic.................     (0.25)    (0.25)       0.53      0.51       0.87      0.82
  Diluted...............     (0.25)    (0.25)       0.52      0.50       0.84      0.79

  The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield in 1997, 1998 and 1999; volatility of 0%, 40% and 40% for 1997, 1998 and 1999, respectively, an average risk-free interest rate of 6.0%, 5.0% and 6.5% for 1997, 1998 and 1999, respectively, an expected life of 18 months for the warrants and 5.8 and 5.1 years for the stock options in 1998 and 1999, respectively. The weighted average remaining contractual life of warrants and stock options outstanding at December 31, 1999 was 8 months and 9.1 years, respectively.

  A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 1999 is as follows:

                                                       Options Outstanding
                         --------------------------------------------------------------------------------
                                                     Weighted
                                                      Average
                                         Number of   Remaining     Weighted     Number of     Weighted
                            Range of      Options   Contractual    Average       Options      Average
                         Exercise Price Outstanding    Life     Exercise Price Exercisable Exercise Price
                         -------------- ----------- ----------- -------------- ----------- --------------
Options granted at fair
 market value..........          $ 7.31      890     8.7 years      $ 7.31         222         $ 7.31
                                   9.50        6     8.8 years        9.50           1           9.50
                           11.25- 15.38      157     8.7 years       12.87          45          12.89
                           16.50- 16.50      145     9.3 years       16.50
                           18.38- 22.75       69     9.5 years       19.16
                           23.13- 25.75      164     9.7 years       24.15
                           26.13- 27.69      357    10.0 years       26.15           5          27.69
                                           -----                    ------         ---         ------
                            7.31- 27.69    1,788     9.1 years       14.32         273           8.61
Options granted at less
 than fair market
 value.................           10.00        7     8.1 years       10.00           1          10.00
                                           -----                    ------         ---         ------
 Total options
  outstanding at
  December 31, 1999....  $  7.31-$27.39    1,795     9.1 years      $14.30         274         $ 8.62
                                           =====                    ======         ===         ======

                                          Warrants Outstanding
                          -----------------------------------------------------
                                          Number of   Weighted
                                          Warrants     Average
                                         Outstanding  Remaining     Weighted
                             Range of        and     Contractual    Average
                          Exercise Price Exercisable    Life     Exercise Price
                          -------------- ----------- ----------- --------------
Warrants granted at fair
 market value...........         $ 2.86      264      7.1 months     $ 2.86
Warrants granted at less
 than fair market
 value..................           2.86       10     10.4 months       2.86
                                  10.00       25     12.0 months      10.00
                            2.86- 10.00       35     11.5 months       7.96
                                             ---                     ------
 Total options warrants
  at December 31, 1999..   $2.86-$10.00      299      7.6 months     $ 3.46
                                             ===                     ======

11. EARNINGS (LOSS) PER SHARE

  Earnings (loss) per common and common equivalent share and are based on net income (loss) divided by the weighted average shares outstanding during the period. The weighted average shares outstanding used in the

                          US LEC CORP. & SUBSIDIARIES
calculation has been determined by giving retroactive effect to the merger of the predecessor limited liability company into the Company, which occurred on December 31, 1997 (based on the share conversion ratios utilized in the merger). Outstanding options and warrants are included in the calculation of diluted earnings per common share to the extent they are dilutive. Securities and Exchange Commission Staff Accounting Bulletin No. 98 requires that equity instruments granted at nominal amounts for periods prior to the filing of the registration statement be included in the calculation of per share data as if outstanding for all periods presented. Accordingly, the weighted average shares used in the calculation of basic and diluted earnings (loss) per share includes two thousand, three hundred and ten shares (two limited liability company units) granted in 1996 to employees, as if such shares were outstanding for the entire period. Following is the reconciliation of earnings
(loss) per share for 1997, 1998 and 1999:

                                                        1997     1998    1999
                                                       -------  ------- -------
   Basic earnings (loss) per share:
     Net earnings (loss).............................. $(4,658) $13,427 $23,809
     Weighted average shares outstanding..............  18,653   25,295  27,431
                                                       -------  ------- -------
     Basic earnings (loss) per share.................. $ (0.25) $  0.53 $  0.87
                                                       =======  ======= =======
   Diluted earnings (loss) per share:
     Net earnings (loss).............................. $(4,658) $13,427 $23,809
                                                       =======  ======= =======
     Weighted average shares outstanding..............  18,653   25,295  27,431
     Dilutive effect of stock options.................     --       214     725
     Dilutive effect of warrants......................     --       295     255
                                                       -------  ------- -------
     Weighted average shares, adjusted................  18,653   25,804  28,411
                                                       -------  ------- -------
   Diluted earnings (loss) per share.................. $ (0.25) $  0.52 $  0.84
                                                       =======  ======= =======

12. SUBSEQUENT EVENTS

  On February 25, 2000, the Company announced it has executed a letter of intent with affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL) to invest up to $300 million in US LEC. Under the letter of intent, Bain and THL have each agreed to invest up to $150 million in convertible preferred stock in US LEC, subject to definitive documentation and other standard closing conditions and approvals. Bain and THL will each receive a seat on US LEC's board of directors. The investment will be made in two tranches yielding a 6% dividend and at a weighted average conversion price of approximately $39. The first tranche of $200 million will carry a conversion price of $35. During the first year after closing, the investors, at their option, may invest up to an additional $100 million with a conversion price of $46.50.

                          US LEC CORP. & SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table summarizes the Company's results of operations as presented in the consolidated statements of operations by quarter for 1997, 1998, and 1999. Amounts below exclude per share data for periods prior to the completion of the Company's initial public offering:

                                                    Quarter Ended
                                        --------------------------------------
                                        March 31, June 30,  Sept. 30, Dec. 31,
                                          1999      1999      1999      1999
                                        --------- --------  --------- --------
Year ended December 31, 1999:
  Revenue, Net.........................  $36,212  $43,553    $47,348  $48,067
  Cost of Services.....................   15,762   18,702     19,524   19,625
                                         -------  -------    -------  -------
Gross Margin...........................   20,450   24,851     27,824   28,442
Selling, General and Administrative....    9,666   11,806     13,707   13,196
Depreciation and Amortization..........    2,320    2,676      3,124    3,600
                                         -------  -------    -------  -------
Earnings from Operations...............    8,464   10,369     10,993   11,646
Interest Income (Expense), Net.........      (35)    (359)      (621)  (1,031)
                                         -------  -------    -------  -------
Earnings Before Income Taxes...........    8,429   10,010     10,372   10,615
Provision for Income Taxes.............    3,414    4,035      4,170    3,998
                                         -------  -------    -------  -------
Net Earnings...........................  $ 5,015  $ 5,975    $ 6,202  $ 6,617
                                         =======  =======    =======  =======
Net Earnings per Share:
  Basic................................  $   .18  $   .22    $   .23  $   .24
                                         =======  =======    =======  =======
  Diluted..............................  $   .18  $   .21    $   .22  $   .23
                                         =======  =======    =======  =======
Weighted Average Shares Outstanding:
  Basic................................   27,422   27,427     27,428   27,447
                                         =======  =======    =======  =======
  Diluted..............................   28,206   28,381     28,520   28,554
                                         =======  =======    =======  =======

                          US LEC CORP. & SUBSIDIARIES

                                                     Quarter Ended
                                           -----------------------------------
                                             March    June     Sept.    Dec.
                                              31,      30,      30,      31,
                                             1998     1998     1998     1998
                                           --------- -------  -------  -------
Year ended December 31, 1998:
  Revenue, Net............................  $13,630  $18,348  $22,291  $30,447
  Cost of Services........................    6,473    7,537    7,296   12,340
                                            -------  -------  -------  -------
Gross Margin..............................    7,157   10,811   14,995   18,107
Selling, General and Administrative.......    4,426    5,747    6,690    8,157
Depreciation and Amortization.............      442      925    1,547    2,027
                                            -------  -------  -------  -------
Earnings from Operations..................    2,289    4,139    6,758    7,923
Interest Income (Expense), Net............      (90)     596      704      413
                                            -------  -------  -------  -------
Earnings Before Income Taxes..............    2,199    4,735    7,462    8,336
Provision for Income Taxes................      880    1,905    2,999    3,521
                                            -------  -------  -------  -------
Net Earnings..............................  $ 1,319  $ 2,830  $ 4,463  $ 4,815
                                            =======  =======  =======  =======
Net Earnings per Share:
  Basic...................................           $   .11  $   .16  $   .18
                                                     =======  =======  =======
  Diluted.................................           $   .11  $   .16  $   .17
                                                     =======  =======  =======
Weighted Average Shares Outstanding:
  Basic...................................            25,548   27,420   27,420
                                                     =======  =======  =======
  Diluted.................................            26,082   27,905   28,016
                                                     =======  =======  =======
                                                     Quarter Ended
                                           -----------------------------------
                                             March    June     Sept.    Dec.
                                              31,      30,      30,      31,
                                             1997     1997     1997     1997
                                           --------- -------  -------  -------
Year ended December 31, 1997:
  Revenue.................................  $     1  $   229  $ 1,530  $ 4,698
  Cost of Services........................      423      315    1,075    2,388
                                            -------  -------  -------  -------
Gross Margin (loss).......................     (422)     (86)     455    2,310
Selling, General and Administrative.......    1,049    1,048    1,294    2,726
Depreciation and Amortization.............       14       88      125      216
                                            -------  -------  -------  -------
Loss from Operations......................   (1,485)  (1,222)    (964)    (632)
Interest Expense, Net.....................       67      108      102       78
                                            -------  -------  -------  -------
Net Loss..................................  $(1,552) $(1,330) $(1,066) $  (710)
                                            =======  =======  =======  =======

14. THE MARCH 31, 2000 NCUC ORDER (UNAUDITED)

  As discussed under Note 6, BellSouth filed a claim before the NCUC on September 14, 1998 seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the Metacomm network. On March 31, 2000, the NCUC issued an order in this proceeding that relieves BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, or any similar network, and requires US LEC to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network (the "March 31 Order"). The Company is considering its options with respect to an appeal of this order, but plans to comply fully with the March 31 Order.

                          US LEC CORP. & SUBSIDIARIES

  As a result of the March 31 Order, the Company estimates that it will record a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the quarter ending March 31, 2000. The charge is composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39,000 and a reduction of approximately $59,000 in reciprocal compensation commissions payable to Metacomm.

  In accordance with existing agreements between Metacomm and the Company, approximately $21 million in commission advances to Metacomm and approximately $16 million in receivables for services provided to Metacomm are due to the Company. Metacomm has assured the Company that these amounts will be paid.

  The March 31 Order does not affect in any way the NCUC's order of February 26, 1998, requiring BellSouth to pay reciprocal compensation to the Company for ISP traffic in North Carolina. The March 31 Order also has no effect on US LEC's operations in any other state or its pending claims against BellSouth for reciprocal compensation for ISP traffic before the GAPSC, FLPSC and TRA.

Board of Directors

    Richard T. Aab                            David M. Flaum (1)(2)
    Chairman of the Board                     President
    US LEC Corp.                              Flaum Management Company, Inc.

    Tansukh V. Ganatra                        John W. Harris (1)(2)
    Vice Chairman and Chief Executive Officer President and Chief Executive
    US LEC Corp.                              Officer
                                              Lincoln Harris, LLC.
    Steven L. Schoonover (1)(2)
    President and Chief Executive Officer
    CellXion, Inc.
--------
(1) Member of Audit Committee
(2) Member of Compensation Committee

Executive Officers

    Richard T. Aab
    Chairman of the Board

    Tansukh V. Ganatra
    Vice Chairman and Chief Executive Officer

    Michael K. Robinson
    Executive Vice President--Chief Financial Officer

    Aaron D. Cowell, Jr.
    President

    Robert D Ingram
    Executive Vice President Engineering and Chief Technical Officer

Corporate Information

 Form 10-K/Investor Contact

  A copy of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, may be obtained from the Company at no charge. Requests for the Annual Report on Form 10-K and other investor contacts should be directed to Michael K. Robinson, Executive Vice President and Chief Financial Officer, at the Company's corporate office.

 Common Stock and Dividend Information

  The Company's common stock trades on The Nasdaq National Market under the symbol CLEC. As of March 17, 2000, US LEC Corp. had approximately 5,300 beneficial holders of its common stock. Of that total, 127 were stockholders of record. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future.

  The following table sets forth the high and low closing price information as reported by Nasdaq during the period indicated since the Company's Class A Common Stock began trading publicly on April 24, 1998.

                                                                   Stock Price*
                                                                  --------------
                                                                   High    Low
                                                                  ------- ------
     1998
     First Quarter...............................................     N/A    N/A
     Second Quarter.............................................. $ 27.00 $15.00
     Third Quarter............................................... $ 25.88 $ 7.31
     Fourth Quarter.............................................. $ 14.81 $ 9.50
     1999
     First Quarter............................................... $ 19.50 $13.38
     Second Quarter.............................................. $ 24.62 $16.50
     Third Quarter............................................... $ 33.13 $22.75
     Fourth Quarter.............................................. $32.250 $23.50

--------
* No public market for the stock prior to April 24, 1998

  Corporate Office
    US LEC Corp.
    Transamerica Square
    401 North Tryon Street, Suite 1000
    Charlotte, North Carolina 28202
    704-319-1000

  Internet Address
    http://www.uslec.com

  Registrar and Transfer Agent
    First Union National Bank
    Charlotte, North Carolina

  Independent Auditors
    Deloitte & Touche LLP
    Charlotte, North Carolina

  Legal Counsel
    Moore & Van Allen, PLLC
    Charlotte, North Carolina

    Swidler Berlin Shereff Friedman, LLP
    Washington, D.C.