Form 10-Q
period 2000-03-31
US LEC CORP
filed 2000-05-15
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                         Commission file number 0-24061

                                  US LEC Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   56-2065535
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

             Transamerica Square, 401 North Tryon Street, Suite 1000
                        Charlotte, North Carolina          28202
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 319-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of May 12, 2000, there were 10,812,266 shares of Class A Common Stock and 16,834,270 shares of Class B Common Stock outstanding.

                                  US LEC CORP.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and 1999

              Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999

              Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999

              Condensed Consolidated Statement of Stockholders' Equity - Three months ended March 31, 2000

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

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                          US LEC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                 --------------------
                                                   2000         1999
                                                 --------    --------
Revenue, Net                                     $ 25,363    $ 36,212
Cost of Services                                   11,051      15,762
                                                 --------    --------
Gross Margin                                       14,312      20,450
Selling, General and Administrative Expenses       16,013       9,666
Loss on Resolution of Disputed Revenue             55,345         -
Depreciation and Amortization                       4,393       2,320
                                                 --------    --------
Earnings (Loss) from Operations                   (61,439)      8,464
Other (Income) Expense
     Interest Income                                 (114)       (456)
     Interest Expense                               2,004         491
                                                 --------    --------
Earnings (Loss) Before Income Taxes               (63,329)      8,429
Income Tax Provision                              (23,727)      3,414
                                                 --------    --------
Net Earnings (Loss)                              $(39,602)   $  5,015
                                                 ========    ========

Net Earnings (Loss) Per Common Share:
     Basic                                       $  (1.44)   $   0.18
                                                 ========    ========
     Diluted                                     $  (1.44)   $   0.18
                                                 ========    ========
Weighted Average Number of Shares Outstanding:
     Basic                                         27,513      27,422
                                                 ========    ========
     Diluted                                       27,513      28,206
                                                 ========    ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                  (UNAUDITED)
                                                                   MARCH 31,   DECEMBER 31,
                                                                     2000         1999
                                                                  ---------    ---------
ASSETS
     Current Assets
          Cash and cash equivalents                               $   6,016    $  15,174
          Restricted cash                                             1,593        1,173
          Accounts receivable (net of allowance of $242 at
               March 31, 2000 and $40,074 at December 31, 1999)      84,770      193,943
          Prepaid expenses and other assets                           4,388        2,979
                                                                  ---------    ---------
               Total current assets                                  96,767      213,269
Property and Equipment, Net                                         131,935      102,002
Deferred Income Taxes                                                10,248          -
Other Assets                                                          5,232        4,829
                                                                  ---------    ---------
Total Assets                                                      $ 244,182    $ 320,100
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                        $  34,395    $  13,050
          Deferred revenue                                            1,637        1,702
          Accrued network costs                                      11,451       12,911
          Accrued commissions, net - related party                      -         22,809
          Deferred income taxes                                      10,248       15,160
          Commissions payable                                        24,655       23,702
          Accrued expenses - other                                    6,775       10,826
                                                                  ---------    ---------
               Total current liabilities                             89,161      100,160
                                                                  ---------    ---------

Long-Term Debt                                                       92,000       72,000
Deferred Income Taxes                                                   -          8,796
Other Liabilities - Noncurrent                                          304          274

Stockholders' Equity
     Common stock-Class A, $.01 par value (72,925 authorized
          shares, 10,693 outstanding at March 31, 2000)                 107          104
     Common stock-Class B, $.01 par value (17,075 authorized
          shares, 16,834 outstanding at March 31, 2000)                 168          171
     Additional paid-in capital (see Note 7)                         72,065      108,665
     Retained earnings (deficit)                                     (9,623)      29,930
                                                                  ---------    ---------
               Total stockholders' equity                            62,717      138,870
                                                                  ---------    ---------
Total Liabilities and Stockholders' Equity                        $ 244,182    $ 320,100
                                                                  =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                2000         1999
                                                                                              --------    --------
OPERATING ACTIVITIES
     Net earnings (loss)                                                                      $(39,602)   $  5,015
                                                                                              --------    --------
     Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                                          4,393       2,320
          Accounts receivable allowance                                                           (833)      6,019
          Loss on resolution of disputed revenue                                                55,345         -
          Disposal of property & equipment                                                           3         -
          Deferred compensation                                                                     49          51
          Deferred income taxes                                                                (23,727)      3,414

          Changes in assets and liabilities which provided (used) cash:
               Accounts receivable                                                              (4,307)    (33,920)
               Prepaid expenses and other assets                                                (1,979)        933
               Other assets                                                                       (565)        (37)
               Accounts payable                                                                   (270)     (2,673)
               Deferred revenue                                                                    (65)        100
               Accrued network costs                                                            (2,311)      5,254
               Customer commissions payable                                                        953       3,415
               Accrued expenses - other                                                         (1,375)        141
                                                                                              --------    --------
                    Total adjustments                                                           25,311     (14,983)
                                                                                              --------    --------
                    Net cash used in operating activities                                      (14,291)     (9,968)
                                                                                              --------    --------
INVESTING ACTIVITIES
     Purchase of property and equipment                                                        (14,426)    (10,562)
     Restricted cash                                                                              (420)        -
                                                                                              --------    --------
                    Net cash used in investing activities                                      (14,846)    (10,562)
                                                                                              --------    --------
FINANCING ACTIVITIES
     Proceeds from exercise of stock options and warrants                                          158          31
     Proceeds from long-term debt                                                               20,000      10,000
     Payment of loan fees                                                                         (179)        -
                                                                                              --------    --------
                    Net cash provided by financing activities                                   19,979      10,031
                                                                                              --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                           (9,158)    (10,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  15,174      41,965
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  6,016    $ 31,466
                                                                                              ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Cash Paid for Interest                                                                   $  2,072    $    327
                                                                                              ========    ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        CLASS A            CLASS B          ADDITIONAL       RETAINED
                                                     COMMON STOCK        COMMON STOCK      PAID-IN CAPITAL   EARNINGS       TOTAL
                                                     ------------        ------------      ---------------   --------    ---------
BALANCE, DECEMBER 31, 1999                             $     104           $     171          $ 108,665     $  29,930    $ 138,870
     Exercise of stock options and warrants                  -                   -                  181           -            181
     Conversion of Class B common stock
          to Class A common stock                              3                  (3)
     Tax effect related to warrants and options              -                   -                  228           -            228
     Unearned Compensation - Stock Options                   -                   -                  -              49           49
     Distribution to Shareholder (see Notes 6 and 7)         -                   -              (37,009)          -        (37,009)
     Net loss                                                -                   -                  -         (39,602)     (39,602)
                                                       ---------           ---------          ----------    ---------    ----------
BALANCE, MARCH 31, 2000                                $     107           $     168          $  72,065     $  (9,623)   $  62,717
                                                       =========           =========          =========     =========    =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          US LEC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


2.  RESTRICTED CASH

         The restricted cash balance as of March 31, 2000 and December 31, 1999 serves as collateral for letters of credit related to certain facility leases. The March 31, 2000 balance also includes funds held in escrow related to certain facility lease termination agreements.


3.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings (loss) per common and common equivalent share are based on net income (loss) divided by the weighted average common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares (in thousands of shares) for the three month period ended March 31, 2000 and 1999 were as follows:

                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                                         2000     1999
                                                        ------   ------
Basic Weighted Average Number of Shares Outstanding     27,513   27,422
     Dilutive Stock Options                                  -      536
     Dilutive Stock Warrants                                 -      248
                                                        ------   ------
Diluted Weighted Average Number of Shares Outstanding   27,513   28,206
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


5.  LONG-TERM DEBT

         In December 1999, the Company amended its existing senior secured loan agreement increasing the amount available from $75.0 million to $150.0 million. The credit facility is comprised of (i) a $125.0 million revolving credit facility with a term of 18 months with an option that permits the Company to convert it to a six-year term loan at the end of the 18 month period and (ii) a $25.0 million reducing revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at March 31, 2000 was $92.0 million. Advances under the agreement as of March 31, 2000 bear interest at an annual rate of approximately 10%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.


6.  COMMITMENTS AND CONTINGENCIES

         THE METACOMM DECISION - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network (the "March 31 Order"). The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's and a long-inactive network in North Carolina (the only state in which Metacomm operates). The March 31 Order also has no legal effect on the Company's operations in any other state or its pending claims against BellSouth for reciprocal compensation for ISP and other traffic in Florida, Georgia and Tennessee. Although the company intends to comply with the March 31 order, it has not yet made a decision to seek an appeal.

         As a result of the March 31 Order, the Company has recorded a pre-tax, non-recurring, non-cash charge of approximately $55 million. The charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by previously established reserves of $39 million and a reduction of $59 million in commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. Final figures are expected in the second quarter of 2000 when the Company expects to true-up this charge.

         The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts are being treated for financial reporting purposes as a distribution to stockholder and are a reduction in additional paid-in capital on the accompanying balance sheet. Richard T. Aab, Chairman of US LEC and its largest shareholder, indirectly controls Metacomm, and has assured the Company that these amounts will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are finalizing the terms of such payment. The payments will be credited to additional paid in capital.

         OTHER DISPUTED RECIPROCAL COMPENSATION REVENUE - In addition to the NCUC proceeding involving Metacomm, the Company is a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

         NORTH CAROLINA -- On February 26, 1998, following a petition by the Company, the NCUC ordered BellSouth to bill and pay for all ISP-related traffic (defined above, the "NCUC ISP Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC ISP Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC ISP Order.

          Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The appellate hearing on this matter occurred in early May, 2000, and the parties are currently preparing post-hearing briefs. The Company cannot predict when the 4th Circuit will render its decision on this appeal.

         On March 21, 2000, the NCUC ordered BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina (including traffic terminated to ISPs), other than traffic related to Metacomm. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company is currently working with BellSouth to determine the amount due under the March 21, 2000 order.

         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that the total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North

Carolina through March 31, 2000 is less than $13 million (including the $11.2 million payment referenced above).

         GEORGIA -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the GAPSC's ruling by the end of June, however there is no deadline for the decision.

         FLORIDA -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). There is no hearing scheduled for this matter at this time.

         TENNESSEE -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). There is no hearing scheduled for this matter at this time.


         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the GAPSC, FLPSC and the TRA and in the pending appeal of the NCUC ISP Order. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment, and that the Company will obtain favorable outcomes to these disputes.

         FCC'S ISP RULING AND RELATED PROCEEDINGS -- In February, 1999, the FCC issued a declaratory ruling (the "ISP Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. Significantly, on March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The FCC currently has before it comments filed in a rule-making proceeding in which the FCC seeks to determine the method and the rate for inter-carrier compensation.

         To date, state regulatory bodies in at least twenty-eight states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has meaningful operations at March 31, 2000. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The FLPSC reached a similar conclusion. The GAPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and has no reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also overwhelmingly supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh and Ninth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the decision of the state regulatory body that reciprocal compensation was owing for traffic terminated to ISPs. Most recently, on May 3, 2000, the U.S. District Court for the Northern District of Georgia affirmed four decisions of the GAPSC in which the GAPSC determined that reciprocal compensation is due for traffic terminated to ISPs.


         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions or by the 4th Circuit, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of March 31, 2000 included approximately $35 million of earned but uncollected disputed reciprocal compensation related to ISP traffic.

         EXISTING BELLSOUTH INTERCONNECTION AGREEMENTS -- In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The new agreements, once they are entered into, will be effective as of January 1, 2000. BellSouth filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from pending arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 in its principal states of operation will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service. The Company does anticipate that any such new interconnection agreements will provide for reciprocal compensation at rates significantly lower than in the Company's current interconnection agreement. Management has estimated likely reciprocal compensation rates based upon currently effective interconnection agreements of other CLECS.

         GTE RECIPROCAL COMPENSATION DISPUTE - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650,000). GTE has appealed the decision of the arbitrator to the U.S. District Court for the Eastern District of North Carolina. Management believes that GTE will not be successful in this appeal, but cannot predict when the court will issue its decision. In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with GTE for periods after September 1999. Although the Company cannot predict when this dispute will be resolved, management anticipates a favorable arbitration ruling.

         DISPUTED ACCESS REVENUES - In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of March 31, 2000, Sprint owed the Company $4.3 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. On May 5, 2000 Sprint requested referral of the interstate access charge to the FCC and dismissal of intrastate for lack of jurisdiction. Sprint also claims it has an implied contract to pay no more than the rate charged by ILECS in the same state. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold access charges on the basis that it believes the charges to be too high (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). As such, management anticipates a favorable resolution of this matter.

7.   STOCKHOLDERS' EQUITY

         STOCK OPTIONS -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 2.0 million shares. As of March 31, 2000, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 1.9 million shares of Class A Common Stock.

         ADDITIONAL PAID-IN-CAPITAL - Additional Paid-in Capital has been reduced by $37 million representing amounts due from Metacomm, which is owned by Richard T. Aab, a majority shareholder of the Company. The Company has been assured by Mr. Aab that the amounts will be paid in full, by either Metacomm or by Mr. Aab and anticipates payment of the entire $37 million by March 31, 2001. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a distribution to the shareholder until such amounts are paid, at which time the payment will increase additional paid in capital as a capital contribution to the Company.

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, SUBJECT TO UNCERTAINTIES AND RISKS, INCLUDING THE DEMAND FOR US LEC'S SERVICES, THE ABILITY OF THE COMPANY TO INTRODUCE ADDITIONAL PRODUCTS, THE ABILITY OF THE COMPANY TO SUCCESSFULLY ATTRACT AND RETAIN PERSONNEL, COMPETITION, UNCERTAINTIES REGARDING ITS DEALINGS WITH ILECS, AND OTHER TELECOMMUNICATIONS CARRIERS AND FACILITIES PROVIDERS, AND REGULATORY UNCERTAINTIES, AND THE POSSIBILITY OF AN ADVERSE DECISION RELATED TO RECIPROCAL COMPENSATION OWING TO THE COMPANY BY BELLSOUTH, AS WELL AS THE COMPANY'S ABILITY TO BEGIN OPERATIONS IN ADDITIONAL MARKETS. THESE AND OTHER APPLICABLE RISKS ARE SUMMARIZED IN THE "FORWARD-LOOKING STATEMENTS AND RISK FACTORS" SECTION AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1999, AND IN OTHER REPORTS WHICH ARE ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

OVERVIEW

         US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), hotels and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data/Internet and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina and Kentucky. In addition, US LEC is currently certified to provide telecommunications services in Delaware, New Jersey, New York, Ohio, Texas, Connecticut and Massachusetts. US LEC's current network is comprised of eighteen Lucent 5ESS(R) AnyMedia digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston-Salem, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, Atlanta, Memphis, Nashville, Knoxville, Chattanooga, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C. and Baltimore, in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

         Net revenue decreased to $25.4 million for the quarter ended March 31, 2000 from $36.2 million for the quarter ended March 31, 1999. The significant decrease in revenue resulted from the elimination of reciprocal compensation revenue related to Metacomm and a reduction of local interconnect rates, partially offset by the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow. Core business revenue, or revenue other than reciprocal compensation, increased to $22.4 million for the quarter ended March 31, 2000 from $11.6 million for the quarter ended March 31, 1999. Reciprocal compensation revenue decreased to $3.0 million for the quarter ended March 31, 2000 from $24.6 million for the quarter ended March 31, 1999, net of an $0.0 million and $6.0 million allowance, respectively. Given uncertainties associated with the judicial and regulatory proceedings related to reciprocal compensation issues, the Company recorded a $6.0 million allowance against reciprocal compensation revenue and related receivables during the quarter ended March 31, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments As a result of the resolution of the most significant reciprocal compensation issue, the Company believes no allowance is required as of March 31, 2000. See DISPUTED REVENUE appearing below for a further discussion related to reciprocal compensation and other disputed amounts.

         To quantify the size of its network, the Company uses the number of Customer Connections for business trunks, ISP/ESP trunks and business lines. Customer Connections at March 31, 2000, and March 31, 1999, were as follows: business trunks increased to 54,528 from 20,096, ISP/ESP trunks decreased to 22,087 from 28,080, and business lines increased to 16,076 from 5,560. Prior to December 1999, the Company quantified the size of its network by reporting its number of Equivalent Access Lines in service. For a detailed explanation, please visit the network description section of the Company's web site at www.uslec.com.

         Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services decreased from $15.8 million, or 43.5% of revenue, for the quarter ended March 31, 1999, to $11.1 million, or 43.6% of revenue, for the quarter ended March 31, 2000. The decrease in cost of services was primarily a result of the decrease in local interconnect rates and the elimination of commissions paid on reciprocal compensation revenue, partially offset by the increase in the size of US LEC's network, and increased usage by its customers other than Metacomm.

         Selling, general and administrative expenses for the first quarter 2000 increased to $16.0 million, or 63.1% of revenue, compared to $9.7 million, or 26.7% of revenue for the first quarter 1999. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation.

         The loss on the resolution of disputed revenue was a result of the March 31 NCUC Order that relieves BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55 million in the first quarter of 2000. This charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million, and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. Final figures are expected in the second quarter of 2000 when the Company expects to true up the loss on the resolution of disputed revenue.

         Depreciation and amortization for the three months ended March 31, 2000 increased to $4.4 million from $2.3 million over the comparable 1999 period due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

         Interest income for the three months ended March 31, 2000 was $0.1 million compared to interest income of $0.5 million for the three months ended March 31, 1999.

           Interest expense for the three months ended March 31, 2000 was $2.0 million compared to interest expense of $0.5 million for the three months ended March 31, 1999. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

         Income taxes for the three months ended March 31, 2000 were a $23.7 million benefit compared to $3.4 million expense for the three months ended March 31, 1999. Income taxes were based on an effective tax rate of approximately 38%. The $23.7 million benefit in the first quarter was partially offset by a $1.4 million valuation allowance against deferred taxes relating to the anticipated use of federal and state net operating losses.

         As a result of the foregoing, net loss for the three months ended March 31, 2000 amounted to $39.6 million, or ($1.44) per share (basic) compared to net income of $5.0 million, or $.18 per share (diluted) for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $14.4 million and $10.6 million for the three months ended March 31, 2000 and 1999, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during the balance of 2000 and beyond. In December 1999, the Company amended its existing senior secured loan agreement to increase the amount available under the loan agreement from $75.0 million to $150.0 million. As of March 31, 2000, the outstanding amount under the loan agreement was $92.0 million. During the second quarter of 2000, the Company repaid all amounts owed under the existing loan agreements. As a result, $150.0 million is currently available to borrow under the loan agreement.

         On February 25, 2000, the Company announced it had executed a letter of intent with affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL) to invest up to $300 million in US LEC. Under the letter of intent, Bain and THL each agreed to invest up to $150 million in convertible preferred stock in US LEC, subject to definitive documentation and other standard closing conditions and approvals. Bain and THL will each receive a seat on US LEC's board of directors. The investment will be made in two tranches yielding a 6% dividend and at a weighted average conversion price of approximately $39. The first tranche of $200 million will carry a conversion price of $35. During the first year after closing, the investors, at their option, may invest up to an additional $100 million with a conversion price of $46.50. The first tranche of this investment for $200 million was funded early in the second quarter of 2000. After repayment of amounts owed under the existing loan agreements, the balance of this investment, together with the above $150 million bank facility, fully funds the Company's planned network expansion for the foreseeable future. For further information refer to Form 8-K filed with the SEC on May 12, 2000.

         Cash used in operating activities increased to $14.3 million for the three months ended March 31, 2000 from $9.9 million during the comparable 1999 period. The increase was primarily due to the increase in operational activities associated with the growth of the Company. Additionally, the majority of the Company's accounts receivable at March 31, 2000 continue to be amounts due from BellSouth for reciprocal compensation, facility charges, toll and other charges. Although in July 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. The Company has the same expectations regarding receivables from Sprint until those judicial proceedings are also resolved (See DISPUTED REVENUE appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth).

         Cash used in investing activities increased to $14.8 million for the three months ended March 31, 2000 from $10.6 million during the three months ended March 31, 1999. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets.

         Cash provided by financing activities increased to $20.0 million for the three months ended March 31, 2000 from $10.0 million during the first three months of 1999. The increase was primarily due to borrowings under the Company's credit facility as discussed above.


DISPUTED REVENUE

         THE METACOMM DECISION - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission

         ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network (the "March 31 Order"). The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's and a long-inactive network in North Carolina (the only state in which Metacomm operates). The March 31 Order also has no legal effect on the Company's operations in any other state or its pending claims against BellSouth for reciprocal compensation for ISP and other traffic in Florida, Georgia and Tennessee. Although the Company intends to comply with the March 31 order, it has not yet made a decision to seek an appeal.

         As a result of the March 31 Order, the Company has recorded a pre-tax, non-recurring, non-cash charge of approximately $55 million. The charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by previously established reserves of $39 million and a reduction of $59 million in commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. Final figures are expected in the second quarter of 2000 when the Company expects to true-up this charge.

         The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts are being treated for financial reporting purposes as a distribution to stockholder and are a reduction in additional paid-in capital on the accompanying balance sheet. Richard T. Aab, Chairman of US LEC and its largest stockholder, indirectly controls Metacomm, and has assured the Company that these amounts will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are finalizing the terms of such payment. The payments will be credited to additional paid-in capital.

         OTHER DISPUTED RECIPROCAL COMPENSATION REVENUE - In addition to the NCUC proceeding involving Metacomm, the Company is a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

         NORTH CAROLINA -- On February 26, 1998, following a petition by the Company, the NCUC ordered BellSouth to bill and pay for all ISP-related traffic (defined above, the "NCUC ISP Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC ISP Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court dismissed BellSouth's petition without prejudice and remanded back to the NCUC for further review. Following the U.S District Court's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC ISP Order.

          Other than denying BellSouth's request for a further stay, the only action taken by the NCUC with respect to the remand from the U.S. District Court is that the NCUC filed with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") a notice of appeal of the U.S. District Court's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to our proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The appellate hearing on this matter occurred in early May, 2000, and the parties are currently preparing post-hearing briefs. The Company cannot predict when the 4th Circuit will render its decision on this appeal.

         On March 21, 2000, the NCUC ordered BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina (including traffic terminated to ISPs), other than traffic related to Metacomm. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company is currently working with BellSouth to determine the amount due under the March 21, 2000 order.

         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding amounts the Company claims are due from BellSouth in North Carolina and other states the Company serves. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that the total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North Carolina through March 31, 2000 is less than $13 million (including the $11.2 million payment referenced above).

         GEORGIA -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC"). The hearing with relation to this complaint concluded January 21, 2000. The Company anticipates receiving the GAPSC's ruling by the end of June, however there is no deadline for the decision.

         FLORIDA -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC"). There is no hearing scheduled for this matter at this time.

         TENNESSEE -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA"). There is no hearing scheduled for this matter at this time.


         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the GAPSC, FLPSC and the TRA and in the pending appeal of the NCUC ISP Order. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment, and that the Company will obtain favorable outcomes to these disputes.

         FCC'S ISP RULING AND RELATED PROCEEDINGS -- In February, 1999, the FCC issued a declaratory ruling (the "ISP Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies.

The FCC also recognized that some commissions might reconsider their decisions in light of its ruling. Significantly, on March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The FCC currently has before it comments filed in a rule-making proceeding in which the FCC seeks to determine the method and the rate for inter-carrier compensation.

         To date, state regulatory bodies in at least twenty-eight states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has meaningful operations at March 31, 2000. In this regard, the Alabama Public Service Commission concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The FLPSC reached a similar conclusion. The GAPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and has no reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also overwhelmingly supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh and Ninth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the decision of the state regulatory body that reciprocal compensation was owing for traffic terminated to ISPs. Most recently, on May 3, 2000, the U.S. District Court for the Northern District of Georgia affirmed four decisions of the GAPSC in which the GAPSC determined that reciprocal compensation is due for traffic terminated to ISPs.

         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions or by the 4th Circuit, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of March 31, 2000 included approximately $35 million of earned but uncollected disputed reciprocal compensation related to ISP traffic.

         EXISTING BELLSOUTH INTERCONNECTION AGREEMENTS -- In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The new agreements, once they are entered into, will be effective as of January 1, 2000. BellSouth filed petitions for arbitration in all nine states in BellSouth operating territory seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from pending arbitrations involving other CLECs. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 in its principal states of operation will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service. The Company does anticipate that any such new interconnection agreements will provide for reciprocal compensation at rates significantly lower than in the Company's current interconnection agreement.

         GTE RECIPROCAL COMPENSATION DISPUTE - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650,000). GTE has appealed the decision of the arbitrator to the U.S. District Court for the Eastern District of North Carolina. Management believes that GTE will not be successful in this appeal, but cannot predict when the court will issue its decision. In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with GTE for periods after September 1999. Although the Company cannot predict when this dispute will be resolved, management anticipates a favorable arbitration ruling.

         DISPUTED ACCESS REVENUES - In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of March 31, 2000, Sprint owed the Company $4.3 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold access charges on the basis that it believes the charges to be too high (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). As such, management anticipates a favorable resolution of this matter.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2000, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.
         Although US LEC does not currently utilize any interest rate management tools, it is evaluating the use of derivatives such as, but not limited to, interest rate swap agreements to manage its interest rate risk. As the Company's investments are all short-term in nature and its long-term debt is at variable short-term rates, management believes the carrying values of the Company's financial instruments approximate fair values.

                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          US LEC is not currently a party to any material legal proceedings, other than the NCUC, GAPSC, FLPSC, and TRA proceedings related to reciprocal compensation and other amounts due from BellSouth as well as the proceeding with Sprint related to access revenues. Note 6 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.


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


          (b)    Form 8-K:

                 None during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           US LEC Corp.

                                           By:___________________________
                                           May 15, 2000

                                                  Michael K. Robinson
                                                  Executive Vice President and
                                                  Chief Financial Officer