Form 10-Q
period 2000-06-30
US LEC CORP
filed 2000-08-14
CIK 1054290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

    Morrocroft III, 6801 Morrison Boulevard Charlotte, North Carolina 28211
    ------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)

                                 (704) 319-1000
              (Registrant's telephone number, including area code)

    Transamerica Square, 401 North Tryon Street, Suite 1000 Charlotte, North
                                 Carolina 28202
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.Yes  (X)    No  (  )
                                       ----       ---
--------------------------------------------------------------------------------

As of August 14, 2000, there were 10,825,666 shares of Class A Common Stock and 16,834,270 shares of Class B Common Stock outstanding.

                                  US LEC Corp.

                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2000 and 1999

          Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999

          Condensed Consolidated Statement of Stockholders' Equity - Six months ended June 30, 2000

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

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                       US LEC Corp. and Subsidiaries
              Condensed Consolidated Statements of Operations
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                                              Three months                        Six months
                                                                              ended June 30,                     ended June 30,
                                                                           2000            1999              2000             1999
                                                                        --------         -------          ---------        --------
   Revenue, Net                                                         $ 26,148        $ 43,553           $ 51,511        $ 79,765
   Cost of Services                                                       11,714          18,702             22,765          34,463
                                                                        --------         -------          ---------        --------

   Gross Margin                                                           14,434          24,851             28,746          45,302

   Selling, General and Administrative Expenses                           18,764          11,806             34,777          21,472
   Loss on Resolution of Disputed Revenue                                      -               -             55,345               -
   Depreciation and Amortization                                           5,674           2,676             10,067           4,997
                                                                        --------         -------          ---------        --------

   Earnings (Loss) from Operations                                       (10,004)         10,369            (71,443)         18,833

   Other (Income) Expense
   Interest Income                                                        (1,434)           (318)            (1,548)           (774)
   Interest Expense                                                        1,110             677              3,114           1,168
                                                                        --------         -------          ---------        --------

   Earnings (Loss) Before Income Taxes                                    (9,680)         10,010            (73,009)         18,439

   Income Tax Provision                                                        -           4,035            (23,727)          7,449
                                                                        --------         -------          ---------        --------

   Net Earnings (Loss)                                                  $ (9,680)        $ 5,975          $ (49,282)       $ 10,990
                                                                        ========         =======          =========        ========

   Less: Preferred Stock Dividends                                      $  2,633         $     -          $   2,633        $      -

   Net Earnings (Loss) Attributable to Common Stockholders              $(12,313)        $ 5,975          $ (51,915)       $ 10,990
                                                                        ========         =======          =========        ========


   Net Earnings (Loss) Per Common Share:
       Basic                                                            $  (0.45)        $  0.22          $   (1.88)       $   0.40
                                                                        ========         =======          =========        ========
       Diluted                                                          $  (0.45)        $  0.21          $   (1.88)       $   0.39
                                                                        ========         =======          =========        ========
   Weighted Average Number of Shares Outstanding:
       Basic                                                              27,636          27,427             27,574          27,425
                                                                        ========         =======          =========        ========
       Diluted                                                            27,636          28,381             27,574          28,292
                                                                        ========         =======          =========        ========

          See notes to condensed consolidated financial statements

                             US LEC Corp. and Subsidiaries
                         Condensed Consolidated Balance Sheets
                                     (In Thousands)

                                                                                               (Unaudited)
                                                                                                 June 30,            December 31,
                                                                                                  2000                  1999
                                                                                                ---------             ---------
     Assets

        Current Assets
           Cash and cash equivalents                                                            $ 112,452              $ 15,174
           Restricted cash                                                                          1,397                 1,173
           Accounts receivable (net of allowance of $565 at
              June 30, 2000 and $40,074 at December 31, 1999)                                      93,223               193,943
           Prepaid expenses and other assets                                                        9,426                 2,979
                                                                                                ---------             ---------
              Total current assets                                                                216,498               213,269

     Property and Equipment, Net                                                                  160,603               102,002
     Deferred Income Taxes                                                                          9,452                     -
     Other Assets                                                                                   5,951                 4,829
                                                                                                ---------             ---------
     Total Assets                                                                               $ 392,504             $ 320,100
                                                                                                =========             =========

     Liabilities and Stockholders' Equity

        Current Liabilities
           Accounts payable                                                                      $ 22,677              $ 13,050
           Deferred revenue                                                                         2,098                 1,702
           Accrued network costs                                                                   10,532                12,911
           Accrued commissions, net - related party                                                     -                22,809
           Deferred income taxes                                                                    9,452                15,160
           Commissions payable                                                                     26,255                23,702
           Accrued expenses - other                                                                10,187                10,826
                                                                                                ---------             ---------
              Total current liabilities                                                            81,201               100,160
                                                                                                ---------             ---------
     Long-Term Debt                                                                                60,000                72,000
     Deferred Income Taxes                                                                              -                 8,796
     Other Liabilities - Noncurrent                                                                 2,968                   274

     Series A Redeemable Convertible Preferred Stock (see Note 6)                                 196,509                     -

     Stockholders' Equity
        Common stock-Class A, $.01 par value (122,925 and 72,925 authorized shares, 10,826
             and 10,426 outstanding at June 30, 2000 and December 31, 1999, respectively)             108                   104
        Common stock-Class B, $.01 par value (17,076 authorized shares, 16,834 and 17,076
             outstanding at June 30, 2000 and December 31, 1999, respectively)                        168                   171

        Additional paid-in capital (see Note 8)                                                    73,436               108,665
        Retained earnings (deficit)                                                               (21,886)               29,930
                                                                                                ---------             ---------
              Total stockholders' equity                                                           51,826               138,870
                                                                                                ---------             ---------
     Total Liabilities and Stockholders' Equity                                                 $ 392,504             $ 320,100
                                                                                                =========             =========

                See notes to condensed consolidated financial statements

                   US LEC Corp. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows
                     (In Thousands) (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                         2000              1999
                                                                                                        ---------        --------
    Operating Activities
         Net earnings (Loss)                                                                            $ (49,282)       $ 10,990
                                                                                                        ---------        --------
         Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
             Depreciation and amortization                                                                 10,068           4,997
             Loss on resolution of disputed revenue                                                        55,345               -
             Accounts receivable allowance                                                                   (165)         14,047
             Disposal of property & equipment                                                                   4               -
             Deferred compensation                                                                             99             102
             Deferred income taxes                                                                        (23,727)          7,449

             Changes in assets and liabilities which provided (used) cash:
                  Accounts receivable                                                                     (13,428)        (78,643)
                  Prepaid expenses and other assets                                                        (6,039)            904
                  Other assets                                                                             (1,563)              -
                  Accounts payable                                                                          1,162           7,317
                  Deferred revenue                                                                            396             326
                  Accrued network costs                                                                    (3,229)         12,400
                  Customer commissions payable                                                              2,552               -
                  Accrued expenses - other                                                                  2,315           2,714
                                                                                                        ---------        --------
                      Total adjustments                                                                    23,790         (28,387)
                                                                                                        ---------        --------
                      Net cash used in operating activities                                               (25,492)        (17,397)
                                                                                                        ---------        --------
    Investing Activities
         Purchase of property and equipment                                                               (59,346)        (20,870)
         Restricted cash                                                                                     (224)              -
                                                                                                        ---------        --------
                      Net cash used in investing activities                                               (59,570)        (20,870)
                                                                                                        ---------        --------
    Financing Activities
         Net Proceeds from Issuance of Series A Preferred Stock                                           193,876               -
         Proceeds from exercise of stock options and warrants                                                 662              31
         Proceeds from long-term debt                                                                      80,000          10,000
         Payments on long-term debt                                                                       (92,000)              -
         Payment of loan fees                                                                                (198)           (182)
                                                                                                        ---------        --------
                      Net cash provided by financing activities                                           182,340           9,849
                                                                                                        ---------        --------

    Net (Decrease) Increase in Cash and Cash Equivalents                                                   97,278         (28,418)

    Cash and Cash Equivalents, Beginning of Period                                                         15,174          41,965
                                                                                                        ---------        --------
    Cash and Cash Equivalents, End of Period                                                            $ 112,452        $ 13,547
                                                                                                        =========        ========
                                                                                                                   .
    Supplemental Cash Flow Disclosures
         Cash Paid for Interest                                                                           $ 3,382       $ 1,004
                                                                                                        =========        ========

                      See notes to condensed consolidated financial statements

                US LEC Corp. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
            For the Six Months Ended June 30, 2000
                        (In Thousands)
                         (Unaudited)

                                                      Class A        Class B       Additional           Retained
                                                    Common Stock   Common Stock  Paid-in Capital   Earnings (Deficit)      Total
                                                    ------------   ------------  ---------------   ------------------      -----
     Balance, December 31, 1999                            $ 104      $     171       $  108,665          $   29,930     $ 138,870
     Exercise of stock options and warrants                    1              -              658                   -           659
     Conversion of Class B common stock
       to Class A Common Stock                                 3             (3)               -                   -             -
     Tax effect related to warrants and options                -              -              228                   -           228
     Unearned Compensation - Stock Options                     -              -                -                  99            99
     Distribution to Stockholder (see Notes 7 and 8)           -              -          (36,115)                  -       (36,115)
     Preferred Stock Dividends                                 -              -                -              (2,633)       (2,633)
     Net Loss                                                  -              -                -             (49,282)      (49,282)
                                                       ---------      ---------       ----------          ---------      ---------
     Balance, June 30, 2000                            $     108      $     168       $   73,436          $ (21,886)     $  51,826
                                                       =========      =========       ==========          =========      =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


2.  Restricted Cash

         The restricted cash balance as of June 30, 2000 and December 31, 1999 serves as collateral for letters of credit related to certain facility leases. The June 30, 2000 balance also includes funds held in escrow related to certain facility lease termination agreements.


3.  Earnings (Loss) Per Common and Common Equivalent Share

         Earnings (loss) per common and common equivalent share are based on net income (loss), after consideration of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares outstanding (in thousands of shares) for the three and six month periods ended June 30, 2000 and 1999 were as follows:

                                                                        Three Months                           Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                                  2000                1999               2000             1999
                                                                 -------            -------             ------           ------
Basic Weighted Average Number of Shares Outstanding              27,636              27,427             27,574           27,425
   Dilutive Stock Options                                             -                 696                  -              614
   Dilutive Stock Warrants                                            -                 258                  -              253
                                                                 -------            -------             ------           ------
Diluted Weighted Average Number of Shares Outstanding            27,636              28,381             27,574           28,292
                                                                 -------            -------             ------           ------

4.  Income Taxes

         Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.


5.  Long-Term Debt

         In December 1999, the Company amended its existing senior secured loan agreement to increase the amount available from $75.0 million to $150.0 million. The credit facility is comprised of (i) a $125.0 million revolving credit facility with a term of 18 months with an option that permits the Company to convert it to a six-year term loan at the end of the 18 month period and (ii) a $25.0 million reducing revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate ("LIBOR"), plus a specified margin. As of June 30, 2000, the amount outstanding under the credit facility was $60 million. Advances under the agreement as of June 30, 2000 bear interest at an annual rate of approximately 11%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.


6.       Series A Redeemable Convertible Preferred Stock

     On April 11, 2000, the Company issued $200 million of its Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Preferred Stock for three years, and at US LEC's option, in cash or shares of Preferred Stock over the next seven years. Shares of the Preferred Stock are convertible into shares of Class A Common Stock at an initial conversion price of $35 per share. All outstanding shares of the Preferred Stock are subject to mandatory redemption on April 10, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $193.9 million. To date, the Company has accrued $2.6 million in Preferred Stock Dividends. For further information refer to Form 8-K filed with the SEC on May 12, 2000 and Item 2(c) of Part II of this Report.


7.  Commitments and Contingencies

         The Metacomm Decision - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network as such networks are identified in the March 31 Order. The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's network in North Carolina (the only state in which Metacomm operated). The Company did not appeal the March 31 Order, although Metacomm has filed a notice of appeal.

         As a result of the March 31 Order, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55 million in the first quarter of 2000. The charge was composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by previously established reserves of $39 million and a reduction of $59 million in commissions payable to Metacomm.

         On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined, the Company will adjust the non-recurring charge. The amount recognized in the quarter ended March 31, 2000 is management's best estimate of the non-recurring charge.

         The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts have been treated for financial reporting purposes as a distribution to stockholder and reduced additional paid-in capital on the Company's balance sheet. The amount owed was reduced by approximately $1 million in the quarter ended, June 30, 2000 for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. Richard T. Aab, Chairman of US LEC and its largest stockholder, indirectly controls Metacomm, and has stated that the remaining balance will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are working to determine the terms of such payment. The payments will be credited to additional paid-in capital.

         Other Disputed Reciprocal Compensation Revenue - The Company is also a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for non-Metacomm related reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

         North Carolina -- On February 26, 1998, following a petition by the Company, the NCUC ordered BellSouth to bill and pay for all ISP-related traffic (defined above, the "NCUC ISP Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC ISP Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court-NC") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court-NC dismissed BellSouth's petition without prejudice and remanded it back to the NCUC for further review. Following the U.S District Court-NC's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC ISP Order.

         In addition to denying BellSouth's request for a further stay, the NCUC has filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") of the U.S. District Court-NC's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to a proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The appellate hearing on this matter and a similar matter involving different parties consolidated with this appeal by the 4th Circuit occurred in May 2000. The Company cannot predict when the 4th Circuit will render its decision on this appeal.

         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that BellSouth has not paid the entire amount due. The total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North Carolina through June 30, 2000 is approximately $13 million (including the $11.2 million payment referenced above).

         Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. The hearing in relation to this complaint concluded January 21, 2000. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. The Company has requested reconsideration of the order allowing BellSouth to pay amounts due into court and is reviewing its options to respond to BellSouth's appeal to the federal courts. The GAPSC has not yet ruled on the tandem/end office rate issue. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

         Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation for ISP and other traffic in that state. There is no hearing scheduled for this matter at this time.

         Tennessee -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic in that state. There is no hearing scheduled for this matter at this time.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. Management believes that the Company will obtain favorable outcomes to these disputes.

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

         On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider the question in light of the D.C. Circuit's ruling. On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling to the FCC. Initial comments were filed on July 21, 2000. Reply comments are due to be filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.

         To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at June 30, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama. The FLPSC reached a similar conclusion. The GAPSC and the TRA have also reaffirmed decisions, including the GAPSC Order, that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and has no reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also universally supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh and Ninth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the decision of the state regulatory body that reciprocal compensation is due for traffic terminated to ISPs. Most recently, on May 3, 2000, the U.S. District Court-GA affirmed four decisions of the GAPSC in which the GAPSC determined that reciprocal compensation is due for traffic terminated to ISPs.


         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, the 4th Circuit or the U.S. District Court-GA, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of June 30, 2000 included approximately $45 million of earned but uncollected disputed reciprocal compensation related to non-Metacomm related ISP traffic.

         GTE Reciprocal Compensation Dispute in North Carolina - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650 thousand). GTE has challenged the decision of the arbitrator in the U.S. District Court for the Eastern District of North Carolina. Management believes that GTE will not be successful in this challenge, but cannot predict when the court will issue its decision.

         In addition, the Company has filed arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. That arbitration is in the arbitrator selection phase at this time. Although the Company cannot predict when this dispute will be resolved, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling.

         Existing BellSouth Interconnection Agreements -- In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The Company has adopted existing agreements to extend local interconnection with BellSouth in North Carolina, Louisiana, Mississippi, Alabama, South Carolina and Kentucky. These agreements are effective as of January 1, 2000. The Company has filed petitions for arbitration in the remaining states in BellSouth operating territory seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from pending arbitrations involving other competitive local exchange carriers ("CLECs"). These new agreements, once they are entered into, will be effective as of January 1, 2000. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 in its principal states of operation will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service. The Company's new interconnection agreements in North Carolina, Louisiana, Mississippi, Alabama, South Carolina and Kentucky provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements, and the Company anticipates that new interconnection agreements in Tennessee, Georgia and Florida will also provide for significantly lower rates.

         Disputed Access Revenues - In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of June 30, 2000, Sprint owed the Company approximately $7.4 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's rates. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint.

8.   Stockholders' Equity

         Stock Options -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of Stockholders, held on May 16, 2000, the Company's stockholders voted to amend the plan to increase the number of Class A Common Stock reserved for issuance under the Plan from
 2.0 million to 3.5 million shares. As of June 30, 2000, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 2.2 million shares of Class A Common Stock.

         Additional Paid-in-Capital - Additional Paid-in Capital has been reduced by $37 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. The amount due was reduced in the quarter ended June 30, 2000 by approximately $1 million for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. The Company has been assured by Mr. Aab that the remaining balance will be paid by either Metacomm or by Mr. Aab, and anticipates payment of the entire amount by March 31, 2001. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company.

ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions related to reciprocal compensation owing to the Company by BellSouth and other carriers, as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, and in other reports which are on file with the SEC.

OVERVIEW

         US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), hotels and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data/Internet and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina and Kentucky. In addition, US LEC is currently certified to provide telecommunications services in Delaware, New Jersey, New York, Ohio, Texas, Connecticut, Louisiana and Massachusetts. US LEC's current network is comprised of twenty Lucent 5ESS(R) AnyMedia digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston-Salem, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, West Palm Beach, Atlanta, Memphis, Nashville, Knoxville, Chattanooga, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C., Baltimore and Charleston/Myrtle Beach, in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 Compared With The Three and Six Months Ended June 30, 1999

         Net revenue decreased to $26.1 million for the quarter ended June 30, 2000 from $43.6 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, revenue was $51.5 million and $79.8 million, respectively. The significant decrease in revenue resulted from the elimination of reciprocal compensation revenue related to Metacomm and a reduction of local interconnect rates, partially offset by the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow. Core business revenue, or revenue other than reciprocal compensation and related facility revenue, increased to $22.9 million for the quarter ended June 30, 2000 from $12.6 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, core business revenue increased to $45.3 million from $21.7 million in the comparable period of 1999. Reciprocal compensation revenue decreased to $3.2 million for the quarter ended June 30, 2000 from $28.6 million for the quarter ended June 30, 1999, net of an $8.0 million allowance in 1999. For the six months ended June 30, 2000 and 1999, reciprocal compensation revenue was $6.2 million and $53.2 million, respectively, net of a $14.0 million allowance in 1999. Given uncertainties associated with the judicial and regulatory proceedings related to reciprocal compensation issues, the Company recorded a $8.0 million and $14.0 million allowance against reciprocal compensation revenue and related receivables during the quarter and six months ended June 30, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. As a result of the resolution of the most significant reciprocal compensation issue, the Company believes no allowance is required as of June 30, 2000. See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and other disputed amounts.

         To quantify the size of its network, the Company uses the number of Customer Connections for business trunks, ISP/ESP trunks and business lines. Customer Connections at June 30, 2000, and June 30, 1999, were as follows: business trunks increased to 64,121 from 28,496, ISP/ESP trunks decreased to 24,027 from 30,463, and business lines increased to 19,167 from 7,887. The decrease in ISP/ESP trunks was primarily due to the elimination of Metacomm traffic. Prior to December 1999, the Company quantified the size of its network by reporting its number of Equivalent Access Lines in service. For a detailed explanation, please visit the network description section of the Company's web site at www.uslec.com.

         Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services decreased from $18.7 million, or 43% of revenue, for the quarter ended June 30, 1999, to $11.7 million, or 45% of revenue, for the quarter ended June 30, 2000. For the six month periods ended June 30, 2000, and June 30, 1999, cost of services decreased from $34.5 million, or 43% of revenue, to $22.8 million, or 44% of revenue. The decrease in cost of services was primarily a result of the decrease in local interconnect rates and the elimination of commissions paid on reciprocal compensation revenue to Metacomm, partially offset by the increase in the size of US LEC's network, and increased usage by its customers other than Metacomm.

         Selling, general and administrative expenses for the second quarter 2000 increased to $18.8 million, or 72% of revenue, compared to $11.8 million, or 27% of revenue for the second quarter 1999. These expenses increased to $34.8 million for the first six months of 2000, or 68% of revenue, compared to $21.5 million, or 27% of revenue for the comparable period in 1999. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation.

         The loss on the resolution of disputed revenue was a result of the March 31 NCUC Order that relieves BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55 million in the first quarter of 2000. This charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million, and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. The Company is currently working with BellSouth to determine the definitive amounts.

         Depreciation and amortization for the three months ended June 30, 2000 increased to $5.7 million from $2.7 million over the comparable 1999 period. For the six months ended June 30, 2000 depreciation and amortization increased to $10.1 million from $5.0 million over the comparable 1999 period. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

         Interest income for the three and six months ended June 30, 2000 was $1.4 million and $1.5 million, respectively, compared to interest income of $0.3 and $0.8 million, respectively, for the three and six months ended June 30, 1999. The increase in interest income in the quarter ended June 30, 2000 was primarily due to the investing of the proceeds from the issuance of Series A Redeemable Convertible Preferred Stock on April 11, 2000.

           Interest expense for the three and six months ended June 30, 2000 was $1.1 million and $3.1 million, respectively, compared to interest expense of $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 1999. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

         Income taxes for the three and six months ended June 30, 2000 were a $0.0 and a $23.7 million benefit, respectively, compared to $4.0 million expense and a $7.4 million expense for the three and six months ended June 30, 1999. The $23.7 million benefit for the six months ended June 30, 2000 is a net amount which includes a $5.6 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

         Net loss for the three and six months ended June 30, 2000 amounted to $9.7 million and $49.3 million, respectively. Dividends accrued on Series A Redeemable Convertible Preferred Stock for the three months and six months ended June 30, 2000 amounted to $2.6 million (See Note 6).

         As a result of the foregoing, net loss attributable to common shareholders for the three and six months ended June 30, 2000 amounted to $12.3 million, or ($0.45) per share (diluted) and $51.9 million, or ($1.88) per share (diluted), respectively, compared to net income of $6.0 million, or $0.21 per share (diluted), and $11.0 million, or $0.39 per share (diluted) for the three and six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $59.3 million and $20.9 million for the six months ended June 30, 2000 and 1999, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during the balance of 2000 and beyond. In December 1999, the Company amended its existing senior secured loan agreement to increase the amount available under the loan agreement from $75.0 million to $150.0 million. As of June 30, 2000, the amount outstanding under the loan agreement was $60.0 million. As a result, $90.0 million is currently available to borrow under the loan agreement.

         On April 11, 2000, the Company issued $200 million of its Series A Redeemable Convertible Preferred Stock to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). See Note 6 to the condensed consolidated financial statements that appear elsewhere in this report for a detailed description of this transaction and the terms of the Preferred Stock. Proceeds to the Company, net of commissions and other transaction cost, were approximately $193.9. These proceeds, together with the Company's $150 million credit facility, will provide funding for the Company's planned network expansion for the foreseeable future. For further information, refer to the Company's Form 8-K filed with the SEC on May 12, 2000 and Item 2(c) of Part II of the Report.

         Cash used in operating activities increased to $25.5 million for the six months ended June 30, 2000 from $17.4 million during the comparable 1999 period. The increase was primarily due to the increase in operational activities associated with the growth of the Company. Additionally, the majority of the Company's accounts receivable at June 30, 2000 continue to be amounts due from BellSouth for reciprocal compensation, facility charges, and other charges. Although the Company received payment of over $13 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. The Company has the same expectations regarding receivables from Sprint until those judicial proceedings are also resolved (See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth).

         Cash used in investing activities increased to $59.6 million for the six months ended June 30, 2000 from $20.9 million during the six months ended June 30, 1999. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets.

         Cash provided by financing activities increased to $182.4 million for the six months ended June 30, 2000 from $9.8 million during the first six months of 1999. The increase was primarily due the issuance of $200 million in Series A Redeemable Convertible Preferred Stock (see above).

Disputed Revenue

         The Metacomm Decision - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network as such networks are identified in the March 31 Order. The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's network in North Carolina (the only state in which Metacomm operated). The Company did not appeal the March 31 Order, although Metacomm has filed a notice of appeal.

         As a result of the March 31 Order, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55 million in the first quarter of 2000. The charge was composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by previously established reserves of $39 million and a reduction of $59 million in commissions payable to Metacomm.

         On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined, the Company will adjust the non-recurring charge. The amount recognized in the quarter ended March 31, 2000 is management's best estimate of the non-recurring charge.

         The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts have been treated for financial reporting purposes as a distribution to stockholder and reduced additional paid-in capital on the Company's balance sheet. The amount owed was reduced by approximately $1 million in the quarter ended, June 30, 2000 for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. Richard T. Aab, Chairman of US LEC and its largest stockholder, indirectly controls Metacomm, and has stated that the remaining balance will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are working to determine the terms of such payment. The payments will be credited to additional paid-in capital.

         Other Disputed Reciprocal Compensation Revenue - The Company is also a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for non-Metacomm related reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

         North Carolina -- On February 26, 1998, following a petition by the Company, the NCUC ordered BellSouth to bill and pay for all ISP-related traffic (defined above, the "NCUC ISP Order"). Following motions filed by BellSouth, the NCUC stayed enforcement of its order until June 1, 1998. On April 27, 1998, BellSouth filed a petition for judicial review of the NCUC ISP Order and an action for declaratory judgment and other relief (including a request for an additional stay) with the United States District Court for the Western District of North Carolina ("U.S. District Court-NC") pending determination of certain related issues by the Federal Communications Commission ("FCC"). This action was filed against the Company and the NCUC. In June 1999, the U.S. District Court-NC dismissed BellSouth's petition without prejudice and remanded it back to the NCUC for further review. Following the U.S District Court-NC's remand, on June 22, 1999, the NCUC denied BellSouth's request for a further stay of the NCUC ISP Order.

         In addition to denying BellSouth's request for a further stay, the NCUC has filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") of the U.S. District Court-NC's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to a proceeding in the federal courts. The Company has also appealed and the United States Justice Department has intervened in the appeal. The appellate hearing on this matter and a similar matter involving different parties consolidated with this appeal by the 4th Circuit occurred in May 2000. The Company cannot predict when the 4th Circuit will render its decision on this appeal.


         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that BellSouth has not paid the entire amount due. The total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North Carolina through June 30, 2000 is approximately $13 million (including the $11.2 million payment referenced above).


         Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. The hearing in relation to this complaint concluded January 21, 2000. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. The Company has requested reconsideration of the order allowing BellSouth to pay amounts due into court and is reviewing its options to respond to BellSouth's appeal to the federal courts. The GAPSC has not yet ruled on the tandem/end office rate issue. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

         Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation for ISP and other traffic in that state. There is no hearing scheduled for this matter at this time.

         Tennessee -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic in that state. There is no hearing scheduled for this matter at this time.

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth recently has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. Management believes that the Company will obtain favorable outcomes to these disputes.

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

         On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider the question in light of the D.C. Circuit's ruling. On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling to the FCC. Initial comments were filed on July 21, 2000. Reply comments are due to be filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.

         To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at June 30, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama. The FLPSC reached a similar conclusion. The GAPSC and the TRA have also 20 reaffirmed decisions, including the GAPSC Order, that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and has no reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also universally supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh and Ninth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the decision of the state regulatory body that reciprocal compensation is due for traffic terminated to ISPs. Most recently, on May 3, 2000, the U.S. District Court-GA affirmed four decisions of the GAPSC in which the GAPSC determined that reciprocal compensation is due for traffic terminated to ISPs.

         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, the 4th Circuit or the U.S. District Court-GA, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of June 30, 2000 included approximately $45 million of earned but uncollected disputed reciprocal compensation related to non-Metacomm related ISP traffic.

         GTE Reciprocal Compensation Dispute in North Carolina - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650 thousand). GTE has challenged the decision of the arbitrator in the U.S. District Court for the Eastern District of North Carolina. Management believes that GTE will not be successful in this challenge, but cannot predict when the court will issue its decision.

         In addition, the Company has filed arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. That arbitration is in the arbitrator selection phase at this time. Although the Company cannot predict when this dispute will be resolved, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling.

         Existing BellSouth Interconnection Agreements -- In June 1999, the Company adopted an existing agreement to extend local interconnection with BellSouth replacing the previous interconnection agreement, which expired on June 15, 1999. The adopted interconnection agreement with BellSouth expired on December 31, 1999 but continues in force until new interconnection agreements are reached. The Company has adopted existing agreements to extend local interconnection with BellSouth in North Carolina, Louisiana, Mississippi, Alabama, South Carolina and Kentucky. These agreements are effective as of January 1, 2000. The Company has filed petitions for arbitration in the remaining states in BellSouth operating territory seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid the arbitration process by adopting interconnection agreements that are either currently in effect or which will result from pending arbitrations involving other competitive local exchange carriers ("CLECs"). These new agreements, once they are entered into, will be effective as of January 1, 2000. The Company's ability to obtain favorable terms for interconnection following December 31, 1999 in its principal states of operation will depend on a number of factors, including decisions of the FCC and state regulatory authorities. However, the Company intends to pursue such agreements vigorously and does not anticipate any interruption in interconnection service. The

Company's new interconnection agreements in North Carolina, Louisiana, Mississippi, Alabama, South Carolina and Kentucky provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements, and the Company anticipates that new interconnection agreements in Tennessee, Georgia and Florida will also provide for significantly lower rates.

         Disputed Access Revenues - In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of June 30, 2000, Sprint owed the Company approximately $7.4 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's rates. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2000, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings

          US LEC is not currently a party to any material legal proceedings, other than the NCUC, GAPSC, FLPSC, and TRA proceedings related to reciprocal compensation and other amounts due from BellSouth as well as the proceeding with Sprint related to access revenues and the arbitration with GTE related to reciprocal compensation. Note 7 to the Company's condensed consolidated statements included elsewhere in this report is incorporated by reference into the Company's response to this item.


Item 2.   Changes in Securities and Use of Proceeds

         On April 11, 2000, the Company issued $200 million of its Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). The Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Preferred Stock for three years and, at US LEC's option, in cash or shares of Preferred Stock over the next seven years. Shares of the Preferred Stock are convertible into shares of Class A Common Stock at an initial conversion price of $35 per share. All outstanding shares of the Preferred Stock are subject to mandatory redemption on April 10, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $193.9 million. The Preferred Stock was offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act"), for transactions by an issuer not involving any public offering. The Company conducted no general solicitation in connection with the transaction and received a representation from each of the purchasers that he, she or it was an "accredited investor" as defined by Rule 501(a) promulgated under the Securities Act.


Item 3.    Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of US LEC Corp. was held on May 16, 2000. At the Annual Meeting, five matters were considered, acted upon and approved: (1) the election of three Class A Directors and two Class B Directors of the Company for a one-year term and until their successors are duly elected and qualified; (2) an amendment to the US LEC Corp. 1998 Omnibus Stock Plan to increase the number of shares of

Class A Common Stock reserved for issuance under the plan from 2,000,000 to 3,500,000; (3) adoption of the US LEC Corp. Employee Stock Purchase Plan; (4) an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Class A Common Stock from 72,924,728 to 122,924,728; and (5) an amendment to the Company's Restated Certificate of Incorporation to permit the Board of Directors to declare and pay a stock dividend on shares of Class B Common Stock in shares of Class A Common Stock, subject to receipt of the consent of the holders of a majority of Class B Common Stock.

          (1) Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                                                            Votes*
                                                          -------------------------------------------------------------
            Nominee                       Common Stock                 For                     Withheld Authority
----------------------------------------------------------------------------------------- -----------------------------
David  M. Flaum                   Class A                                      2,932,033                        66,975
                                  Class B                                    170,752,700                             -
                                                                             -----------                        ------
                                                                             173,684,733                        66,975

John W. Harris                    Class A                                      2,932,033                        66,975
                                  Class B                                    170,752,700                             -
                                                                             -----------                        ------
                                                                             173,684,733                        66,975

Steven L. Schoonover              Class A                                      2,932,233                        66,975
                                  Class B                                    170,752,700                           -
                                                                             -----------                        ------
                                                                             173,684,933                        66,775

Richard T. Aab                    Class B                                    170,752,700                           -

Tansukh V. Ganatra                Class B                                    170,752,700                           -

         (2) Indicated below are the total votes in favor of the amendment to US LEC Corp. 1998 Omnibus Stock Plan, the total votes against the amendment and the total votes abstaining:

                                        Votes*
                 ----------------------------------------------------------
  Common Stock              For            Against           Abstained
---------------------------------------------------------------------------
     Class A             1,017,773         1,482,315               498,920
     Class B           170,752,700                 -                     -
                       -----------      ------------          ------------
      Total            171,770,473         1,482,315               498,920

         (3) Indicated below are the total votes in favor of the adoption of the US LEC Corp. Employee Stock Purchase Plan:

                                            Votes*
                       ----------------------------------------------------
 Common Stock              For           Against           Abstained
---------------------------------------------------------------------------
    Class A               2,443,781           56,307               498,920
    Class B             170,752,700                -                     -
                        -----------      ------------         ------------
     Total              173,196,481           56,307               498,920

         (4) Indicated below are the total votes in favor of the amendment to the Company's Restated Certificate of Incorporation increasing the number of Authorized Shares:

                                             Votes*
                      --------------------------------------------------
 Common Stock             For          Against          Abstained
--------------------------------------------------- --------------------
    Class A              2,137,539           366,649               494,820
    Class B            170,752,700                 -                     -
                       -----------       -----------          ------------
     Total             172,890,239           366,649               494,820

         (5) Indicated below are the total votes in favor of the amendment to the Company's Restated Certificate of Incorporation to permit the Board of Directors to declare and pay a stock dividend on shares of Class B Common Stock in shares of Class A Common Stock, subject to receipt of the consent of the holders of a majority of Class B Common Stock:

                                        Votes*
                       ---------------------------------------------------
  Common Stock              For             Against        Abstained
--------------------------------------------------------------------------
     Class A            2,391,183            112,905               494,920
     Class B          170,752,700                  -                     -
                       -----------       -----------          ------------
      Total            173,143,883           112,905               494,920

         *Each share of Class A Common Stock has one vote and each share of Class B Common Stock has 10 votes on all matters on which holders of Class A Common Stock are entitled to vote.


Item 5.    Other Information

          None.


Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits:
                        Exhibit No.                     Description
                        -----------                     -----------

                            4.1 Preferred Stock Purchase Agreement, dated April 11, 2000 (1)

                            4.2      Option Agreement, dated April 11, 2000 (1)

                            4.3 Corporate Governance Agreement, dated April 11, 2000 (1)

                            4.4 Registration Rights Agreement, dated April 11, 2000 (1)

                            11.1 Statement Regarding Computation of Earnings per Share(2)

                            27       Financial Data Schedule (For SEC use only)


                            (1) Incorporated by reference to the Company's Current Report on Form 8-K filed May 12, 2000.

                            (2) Incorporated by reference to the Company's Condensed Consolidated

          Statements of Operations appearing in Part I of this report.

(b)      Form 8-K:

         The Company filed a current Report on Form 8-K on April 3, 2000 related to the North Carolina Utilities Commissions order relieving BellSouth Telecommunications, Inc. of any obligation to pay reciprocal compensation to US LEC Corp. for minutes attributable to a network operated by Metacomm, L.L.C.

         The Company filed a current Report on Form 8-K on May 12, 2000 related to the $200 million - equity investment in the Company by Bain Capital, Inc. and Thomas H. Lee Partners, L.P.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      US LEC Corp.

                                      By:_______________________
                                      August 14, 2000

                                             Michael K. Robinson
                                             Executive Vice President
                                               and Chief Financial Officer