Form 10-Q
period 2000-09-30
US LEC CORP
filed 2000-11-14
CIK 1054290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (__)
                                        ---
--------------------------------------------------------------------------------


As of November 13, 2000, there were 10,825,666 shares of Class A Common Stock and 16,834,270 shares of Class B Common Stock outstanding.

                                 US LEC Corp.

                               Table of Contents
                               -----------------

PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations -
              Three and nine months ended September 30, 2000 and 1999

              Condensed Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2000 and 1999

              Condensed Consolidated Statement of Stockholders'
              Equity - Nine months ended September 30, 2000

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

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES

                        US LEC Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)

                                  (Unaudited)

                                                                           Three months                        Nine months
                                                                        ended September 30,                 ended September 30,
                                                                       2000            1999              2000                1999
                                                                    ----------       ---------        ----------          ----------
Revenue, Net                                                        $  29,860         $ 47,348        $   81,371           $127,113
Cost of Services                                                       14,359           19,524            37,124             53,987
                                                                    ----------       ---------        ----------          ----------
Gross Margin                                                           15,501           27,824            44,247             73,126

Selling, General and Administrative Expenses                           22,049           13,707            56,826             35,180
Loss on Resolution of Disputed Revenue                                      -                -            55,345                  -
Depreciation and Amortization                                           6,201            3,124            16,268              8,121
                                                                    ----------       ---------        ----------          ----------
Earnings (Loss) from Operations                                       (12,749)          10,993           (84,192)            29,825

Other (Income) Expense
  Interest Income                                                      (1,604)            (164)           (3,152)              (938)
  Interest Expense                                                      1,882              785             4,996              1,952
                                                                    ----------       ---------        ----------          ----------
Earnings (Loss) Before Income Taxes                                   (13,027)          10,372           (86,036)            28,811

Income Tax Provision                                                        -            4,170           (23,727)            11,619
                                                                    ----------       ---------        ----------          ----------
Net Earnings (Loss)                                                   (13,027)           6,202           (62,309)            17,192
                                                                    ==========       =========        ==========          ==========
Less: Preferred Stock Dividends                                         3,040                -             5,673                  -

Net Earnings (Loss) Attributable to Common Stockholders              $(16,067)       $   6,202        $  (67,982)          $ 17,192
                                                                    ==========       =========        ==========          ==========

Net Earnings (Loss) Per Common Share:
    Basic                                                            $  (0.58)       $    0.23        $    (2.46)          $   0.63
                                                                    ==========       =========        ==========          ==========
    Diluted                                                          $  (0.58)        $   0.22        $    (2.46)          $   0.61
                                                                    ==========       =========        ==========          ==========
Weighted Average Number of Shares Outstanding:
    Basic                                                              27,660           27,428            27,603             27,426
                                                                    ==========       =========        ==========          ==========
    Diluted                                                            27,660           28,520            27,603             28,367
                                                                    ==========       =========        ==========          ==========


           See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                (In Thousands)

                                                                                             (Unaudited)
                                                                                            September 30,         December 31,
                                                                                                2000                  1999
                                                                                           --------------        -------------
Assets

 Current Assets
   Cash and cash equivalents                                                               $      108,985         $      15,174
   Restricted cash                                                                                  1,906                 1,173
   Accounts receivable (net of allowance of $929 at September 30,
    2000 and $40,074 at December 31, 1999)                                                        104,925               193,943
   Prepaid expenses and other assets                                                                7,987                 2,979
                                                                                           --------------        --------------
    Total current assets                                                                          223,803               213,269

Property and Equipment, Net                                                                       177,244               102,002
Deferred Income Taxes                                                                               9,452                     -
Other Assets                                                                                        6,617                 4,829
                                                                                           --------------        --------------
Total Assets                                                                               $      417,116         $     320,100
                                                                                           ==============        ==============
Liabilities and Stockholders' Equity

   Current Liabilities
      Accounts payable                                                                     $       15,939         $      13,050
      Deferred revenue                                                                              2,801                 1,702
      Accrued network costs                                                                        10,685                12,911
      Accrued commissions, net - related party                                                          -                22,809
      Deferred income taxes                                                                         9,452                15,160
      Commissions payable                                                                          28,446                23,702
      Accrued expenses - other                                                                     10,878                10,826
                                                                                           --------------        --------------
         Total current liabilities                                                                 78,201               100,160
                                                                                           --------------        --------------

Long-Term Debt                                                                                    100,000                72,000
Deferred Income Taxes                                                                                   -                 8,796
Other Liabilities - Noncurrent                                                                      3,682                   274

Series A Redeemable Convertible Preferred Stock (see Note 6)                                      199,435                     -

Stockholders' Equity
   Common stock-Class A, $.01 par value (122,925 and 72,925 authorized shares, 10,826 and 10,426 outstanding at September 30, 2000 and
        December 31, 1999, respectively)                                                              108                   104
   Common stock-Class B, $.01 par value (17,075 authorized shares, 16,834 and 17,075
        outstanding at September 30, 2000 and December 31, 1999, respectively)                        168                   171


   Additional paid-in capital (see Note 8)                                                         73,405               108,665
   Retained earnings (deficit)                                                                    (37,883)               29,930
                                                                                           --------------        --------------
         Total stockholders' equity                                                                35,798               138,870
                                                                                           --------------        --------------
Total Liabilities and Stockholders' Equity                                                 $      417,116         $     320,100
                                                                                           ==============        ==============

           See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                          (In Thousands) (Unaudited)



                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                        2000            1999
                                                                                                     ----------      ----------
Operating Activities
      Net earnings (loss)                                                                             $ (62,309)     $  17,192
                                                                                                     ----------      ----------
      Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                                                  16,268          8,121
          Loss on resolution of disputed revenue                                                         55,345              -
          Accounts receivable allowance                                                                    (145)        21,401
          Disposal of property and equipment                                                                  8            120
          Deferred compensation                                                                             137            153
          Deferred income taxes                                                                         (23,727)        10,869

          Changes in assets and liabilities which provided (used) cash:
               Accounts receivable                                                                      (25,149)      (113,864)
               Prepaid expenses and other assets                                                         (4,599)           933
               Other assets                                                                              (2,391)             -
               Accounts payable                                                                             217         11,787
               Deferred revenue                                                                           1,100            661
               Accrued network costs                                                                     (3,077)        18,654
               Customer commissions payable                                                               4,744              -
               Accrued expenses - other                                                                   5,251          5,308
                                                                                                     ----------      ----------
                    Total adjustments                                                                    23,982        (35,857)
                                                                                                     ----------      ----------
                    Net cash used in operating activities                                               (38,327)       (18,665)
                                                                                                     ----------      ----------

Investing Activities
      Purchase of property and equipment                                                                (89,350)       (34,356)
      Restricted cash                                                                                      (733)            (5)
                                                                                                     ----------      ----------
                    Net cash used in investing activities                                               (90,083)       (34,361)
                                                                                                     ----------      ----------
Financing Activities
      Net proceeds from issuance of Series A Preferred Stock                                            193,762              -
      Proceeds from exercise of stock options and warrants                                                  662             85
      Proceeds from long-term debt                                                                      120,000         20,000
      Payments on long-term debt                                                                        (92,000)          (968)
      Payment of loan fees                                                                                 (203)             -
                                                                                                     ----------      ----------
                    Net cash provided by financing activities                                           222,221         19,117
                                                                                                     ----------      ----------
Net (Decrease) Increase in Cash and Cash Equivalents                                                     93,811        (33,909)

Cash and Cash Equivalents, Beginning of Period                                                           15,174         41,965
                                                                                                     ----------      ----------
Cash and Cash Equivalents, End of Period                                                              $ 108,985      $   8,056
                                                                                                     ==========      ==========
Supplemental Cash Flow Disclosures
      Cash Paid for Interest                                                                          $   4,873      $   1,816
                                                                                                     ==========      ==========


                   See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                                    Class A         Class B          Additional          Retained
                                                  Common Stock    Common Stock    Paid-in Capital   Earnings (Deficit)     Total
                                                  ------------    ------------    ---------------   ------------------   ---------
Balance, December 31, 1999                         $     104       $     171         $   108,665        $     29,930     $ 138,870
  Exercise of stock options and warrants                   1               -                 658                   -           659
  Conversion of Class B common stock
    to Class A common stock                                3              (3)                  -                   -             -
  Tax effect related to warrants and options               -               -                 228                   -           228
  Unearned compensation - stock options                    -               -                 (31)                169           138
  Distribution to stockholder (see Notes 7 and 8)          -               -             (36,115)                  -       (36,115)
  Preferred stock dividends                                -               -                   -              (5,673)       (5,673)
  Net loss                                                 -               -                   -             (62,309)      (62,309)
                                                   ---------       ---------         -----------         -----------     ---------
  Balance, September 30, 2000                      $     108       $     168         $    73,405         $   (37,883)    $  35,798
                                                   ==========      ==========        ===========         ===========     =========

           See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Effect of Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not expect the impact of the adoption of SFAS No. 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

         Revenue Recognition - The effective date for Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" has been delayed and must be adopted no later than the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes this does not have a material effect on results of operations and financial position of the Company.

2.  Restricted Cash

         The restricted cash balance as of September 30, 2000 and December 31, 1999 serves as collateral for letters of credit related to certain facility leases. The September 30, 2000 balance also includes funds held in escrow related to certain facility lease termination agreements.

3.  Earnings (Loss) Per Common and Common Equivalent Share

         Earnings (loss) per common and common equivalent share are based on net income (loss), after consideration of preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares outstanding (in thousands of shares) for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

                                                               Three Months                          Nine Months
                                                             Ended September 30,                   Ended September 30,
                                                          2000                1999               2000              1999
                                                       ----------          ----------         ----------        ----------
Basic Weighted Average Number of Shares Outstanding       27,660              27,428             27,603            27,426
    Dilutive Stock Options                                     -                 831                  -               689
    Dilutive Stock Warrants                                    -                 261                  -               252
                                                       ----------          ----------         ----------         ---------
Diluted Weighted Average Number of Shares Outstanding     27,660              28,520             27,603            28,367
                                                       ==========          ==========         ==========         =========

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

5.  Long-Term Debt

         In December 1999, the Company amended its senior secured loan agreement to increase the amount available from $75.0 million to $150.0 million. The credit facility is comprised of (i) a $125.0 million revolving credit facility which converts to a six-year term loan on June 30, 2001 and (ii) a $25.0 million reducing revolving credit facility which expires in December, 2005. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate ("LIBOR"), plus a specified margin. As of September 30, 2000, the amount outstanding under the credit facility was $100 million. Advances under the agreement as of September 30, 2000 bear interest at an annual rate of approximately 10.6%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings and debt ratios. The Company is in compliance with the financial covenants under its amended loan agreement. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.

6.   Series A Redeemable Convertible Preferred Stock

     On April 11, 2000, the Company issued $200 million of its Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Preferred Stock for three years and at US LEC's option, in cash or shares of Preferred Stock over the next seven years. Shares of the Preferred Stock are convertible into shares of Class A Common Stock at an initial conversion price of $35 per share. All outstanding shares of the Preferred Stock are subject to mandatory redemption on April 10, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194 million. During the first year after closing, the investors, at their option, may invest up to an additional $100 million with a conversion price of $46.50. For the three and nine months ended September 30, 2000, the Company has accrued $3.0 million and $5.7 million in Preferred Stock Dividends. For further information refer to Form 8-K filed with the SEC on May 12, 2000 and
Item 2(c) of Part II of this Report.


7.   Commitments and Contingencies


          The Metacomm Decision - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network as such networks are identified in the March 31 Order. The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's network in North Carolina (the only state in which Metacomm operated). The Company did not appeal the March 31 Order, although Metacomm is prosecuting an appeal.

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

     On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge.

     The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts have been treated for financial reporting purposes as a distribution to stockholder and reduced additional paid-in capital on the Company's balance sheet. The amount owed was reduced by approximately $1 million in the quarter ended June 30, 2000 for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. A large portion of this refund was received early in the Fourth Quarter of 2000. The remainder is expected to be received during the Fourth Quarter of 2000. Richard T. Aab, Chairman of US LEC and its largest stockholder, indirectly controlled Metacomm, and has stated that the remaining balance will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are working to determine the terms of such payment. The payments will be credited to additional paid-in capital.

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

     On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that BellSouth has not paid the entire amount due. The total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North Carolina through September 30, 2000 is approximately $13 million (including the $11.2 million payment referenced above).

     Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. On October 2, 2000, the U.S. District Court - GA denied the Company's request for reconsideration of the order allowing BellSouth to pay amounts due into court. The Georgia State and Federal Courts are setting a briefing schedule for the proceeding, and the Company and expects a decision sometime in 2001. The GAPSC has not yet ruled on the tandem/end office rate issue. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

     Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of
reciprocal compensation for ISP and other traffic in that state.   The FLPSC
will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for
some of the traffic at issue.   The hearing is scheduled to take place on
February 21, 2001.

     Tennessee -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The TRA will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for
some of the traffic at issue.   There is no hearing scheduled for this matter at
this time.

     Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order with respect to the eligibility of ISP traffic for reciprocal compensation. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below.
However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding bought by Intermedia Communications, Inc. The impact of this ruling has not yet been determined, and the Company has been informed that Intermedia intends to appeal the decision.


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

     On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit also concluded that the FCC had failed to explain why its jurisdictional analysis had any relevance to the issue of whether calls to ISPs should be eligible for reciprocal compensation. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider those questions in light of the D.C. Circuit's
ruling.   On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling to the FCC. Initial comments were filed on July 21, 2000. Reply comments were filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.


     To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due.
Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at September 30, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama, and the GAPSC decision was affirmed by the United States District Court of the Northern District of Georgia. The FLPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and does not have material amounts of reciprocal compensation recorded to date for traffic in South Carolina.)

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

     If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions or the 4th Circuit, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of September 30, 2000 included approximately $51 million of earned but uncollected disputed reciprocal compensation related to non-Metacomm related ISP traffic.

     Legislation - Recently, legislation was introduced in the United States House of Representatives and the United States Senate that would have the effect of eliminating all reciprocal compensation for calls to ISPs and, under some proposals, for all local calls. A House subcommittee approved a version of this legislation. No action has been taken in the Senate. If this or similar legislation were to become law, it would have a material adverse effect on the Company.

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

     In addition, the Company has filed arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. That arbitration is in the discovery phase at this time. A hearing in this arbitration has been set for February 26th and 27th of 2001. Although the Company cannot predict when this dispute will be resolved, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling.

     Existing BellSouth Interconnection Agreements -- The Company's interconnection agreements with BellSouth in all states except North Carolina have expired, but continue in force until new interconnection agreements are reached. The Company is vigorously pursuing these agreements, and expects no interruption in interconnection service as a result. In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The Agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state, and therefore will expire at varying dates in 2002. The Agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states. The Company continues to seek interconnection agreements with BellSouth in Florida, Georgia and Tennessee. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other competitive local exchange carriers ("CLECs"). These new agreements will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates, but, unlike the agreements in South Carolina, Kentucky, Louisiana and Mississippi, the Company does not anticipate that payment of reciprocal compensation for ISP traffic would be affected by a true up provision.

     Disputed Access Revenues -   In February 2000, the Company filed suit in
U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of September 30, 2000, Sprint owed the Company approximately $9.3 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). This decision is now final, as AT&T did not appeal the FCC's ruling. In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's
rates.    Sprint has appealed the FCC's decision to the United States Court of
Appeals for the District of Columbia Circuit, and oral argument is scheduled for April 20, 2001. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint.


8.   Stockholders' Equity

     Stock Options -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 3.5 million shares. As of September 30, 2000, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 2.3 million shares of Class A Common Stock.

     Additional Paid-in-Capital - Additional Paid-in Capital has been reduced by $37 million representing amounts due from Metacomm, which is indirectly
controlled by Richard T. Aab, a majority stockholder of the Company.   The
amount due was reduced in the quarter ended June 30, 2000 by approximately $1 million for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. A large portion of this refund was received early in the Fourth Quarter of 2000, and the remainder expects to be received in the Fourth Quarter of 2000. The Company has been assured by Mr. Aab that the remaining balance will be paid, by either Metacomm or by Mr. Aab, and anticipates payment of the entire amount by March 31, 2001. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company.

     Employee Stock Purchase Plan - The Company established an Employee Stock Purchase Plan (ESPP) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 1.0 million shares.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions related to reciprocal compensation and access charges owing to the Company by BellSouth and other carriers, as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, and in other reports which are on file with the SEC.

OVERVIEW

     US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), hotels and government agencies. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data, Internet and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina and Kentucky. In addition, US LEC is currently certified to provide telecommunications services in Delaware, New Jersey, New York, Ohio, Texas, Connecticut, Louisiana and Massachusetts. US LEC's current network is comprised of twenty-one Lucent 5ESS(R) AnyMedia digital switches in Charlotte, Raleigh/Durham, Greensboro/Winston-Salem, Orlando, Miami, Tampa/St. Petersburg, Jacksonville, West Palm Beach, Atlanta, Memphis, Nashville, Knoxville, Chattanooga, Norfolk/Virginia Beach, Richmond, Birmingham, Philadelphia, Northern Virginia/Washington D.C., Baltimore, Charleston/Myrtle Beach and Louisville, in addition to its 15 Lucent CBX500 ATM switches, and its Alcatel MegaHub(R) 600ES switch in Charlotte.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 Compared With The Three and Nine Months Ended September 30, 1999

     Net revenue decreased to $29.9 million for the quarter ended September 30, 2000 from $47.3 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, revenue was $81.4 million and $127.1 million, respectively. The significant decrease in revenue resulted from the elimination of reciprocal compensation revenue related to Metacomm and a reduction of local interconnect rates, partially offset by the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow. Core business revenue, or revenue other than reciprocal compensation and related facility revenue, increased to $26.3 million for the quarter ended September 30, 2000 from $15.0 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, core business revenue increased to $71.4 million from $36.7 million in the comparable period of 1999. Reciprocal compensation revenue decreased to $3.5 million for the quarter ended September 30, 2000 from $30.1 million for the quarter ended September 30, 1999, net of an $7.3 million allowance in 1999. For the nine months ended September 30, 2000 and 1999, reciprocal compensation revenue was $9.8 million and $83.4 million, respectively, net of a $21.3 million allowance in 1999. Given uncertainties associated with the judicial and regulatory proceedings related to reciprocal compensation issues, the Company recorded a $7.3 million and $21.3 million allowance against reciprocal compensation revenue and related receivables during the quarter and nine months ended September 30, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. As a result of the resolution of the Company's most significant reciprocal compensation issue, the Company believes no allowance is required as of September 30, 2000. See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and other disputed amounts.

     To quantify the size of its network, the Company uses the number of Customer Connections for business trunks, ISP/ESP trunks and business lines. Customer Connections at September 30, 2000, and September 30, 1999, were as follows: business trunks increased to 74,678 from 37,304, ISP/ESP trunks decreased to 24,030 from 31,895, and business lines increased to 22,560 from 10,833. The decrease in ISP/ESP trunks was primarily due to the elimination of Metacomm as a customer. Prior to December 1999, the Company quantified the size of its network by reporting its number of Equivalent Access Lines in service. For a detailed explanation, please visit the network description section of the Company's web site at www.uslec.com.

     Cost of services is comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services decreased from $19.5 million, or 41% of revenue, for the quarter ended September 30, 1999, to $14.4 million, or 48% of revenue, for the quarter ended September 30, 2000. For the nine month periods ended September 30, 2000, and September 30, 1999, cost of services decreased from $54.0 million, or 42% of revenue, to $37.1 million, or 46% of revenue. The decrease in cost of services was primarily a result of the decrease in local interconnect rates and the elimination of commissions payable to Metacomm on reciprocal compensation revenue, partially offset by the increase in the size of US LEC's network, and increased usage by its customers other than Metacomm.

     Selling, general and administrative expenses for the third quarter 2000 increased to $22.0 million, or 74% of revenue, compared to $13.7 million, or 29% of revenue for the third quarter 1999. These expenses increased to $56.8 million for the first nine months of 2000, or 70% of revenue, compared to $35.2 million, or 28% of revenue for the comparable period in 1999. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation.

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

     Depreciation and amortization for the three months ended September 30, 2000 increased to $6.2 million from $3.1 million over the comparable 1999 period.
For the nine months ended September 30, 2000 depreciation and amortization increased to $16.3 million from $8.1 million over the comparable 1999 period. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

     Interest income for the three and nine months ended September 30, 2000 was $1.6 million and $3.2 million, respectively, compared to interest income of $0.2 and $0.9 million, respectively, for the three and nine months ended September 30, 1999. The increase in interest income in the quarter ended September 30, 2000 was primarily due to the investing of the proceeds from the issuance of Series A Redeemable Convertible Preferred Stock on April 11, 2000.

     Interest expense for the three and nine months ended September 30, 2000 was $1.9 million and $5.0 million, respectively, compared to interest expense of $0.8 million and $2.0 million, respectively, for the three and nine months ended September 30, 1999. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

     Income taxes for the three and nine months ended September 30, 2000 were a $0.0 and a $23.7 million benefit, respectively, compared to $4.2 million expense and a $11.6 million expense for the three and nine months ended September 30, 1999. The $23.7 million benefit for the nine months ended September 30, 2000 is a net amount which includes a $12.3 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

     Net loss for the three and nine months ended September 30, 2000 amounted to $13.0 million and $62.3 million, respectively. Dividends accrued on Series A Redeemable Convertible Preferred Stock for the three months and nine months ended September 30, 2000 amounted to $3.0 million and $5.7 million, respectively (See Note 6).

     As a result of the foregoing, net loss attributable to common shareholders for the three and nine months ended September 30, 2000 amounted to $16.1 million, or ($0.58) per share (diluted) and $68.0 million, or ($2.46) per share (diluted), respectively, compared to net income of $6.2 million, or $0.22 per share (diluted), and $17.2 million, or $0.61 per share (diluted) for the three and nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $89.3 million and $34.3 million for the nine months ended September 30, 2000 and 1999, respectively. The Company anticipates that it will have substantial capital requirements in connection with its planned expansion into additional locations during the balance of 2000 and beyond. In December 1999, the Company amended its existing senior secured loan agreement to increase the amount available under the loan agreement from $75.0 million to $150.0 million. As of September 30, 2000, the amount outstanding under the loan agreement was $100.0 million. As a result, $50.0 million is currently available to borrow under the loan agreement.

     On April 11, 2000, the Company issued $200 million of its Series A Redeemable Convertible Preferred Stock to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). See Note 6 to the condensed consolidated financial statements that appear elsewhere in this report for a detailed description of this transaction and the terms of the Preferred Stock. Proceeds to the Company, net of commissions and other transaction cost, were approximately $194 million. These proceeds, together with availability under the Company's $150 million credit facility, will provide funding for the Company's planned network expansion for the foreseeable future.

     Cash used in operating activities increased to $38.3 million for the nine months ended September 30, 2000 from $18.6 million during the comparable 1999 period. The increase was primarily due to the increase in operational activities associated with the growth of the Company. Additionally, the majority of the Company's accounts receivable at September 30, 2000 continue to be amounts due from BellSouth for reciprocal compensation, facility charges, and other charges. Although the Company has received payment of over $13 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. The Company has the same expectations regarding receivables from Sprint until those judicial proceedings are also resolved (See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth).

     Cash used in investing activities increased to $90.1 million for the nine months ended September 30, 2000 from $34.4 million during the nine months ended September 30, 1999. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets.

     Cash provided by financing activities increased to $222.2 million for the nine months ended September 30, 2000 from $19.1 million during the first nine months of 1999. The increase was primarily due the issuance of $200 million in Series A Redeemable Convertible Preferred Stock (see above).

Disputed Revenue

     The Metacomm Decision - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieves BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and requires the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network as such networks are identified in the March 31 Order. The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's network in North Carolina (the only state in which Metacomm operated). The Company did not appeal the March 31 Order, although Metacomm is prosecuting an appeal.

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

     On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge.

     The Company had previously recorded $21 million of advances to Metacomm for commissions payable on reciprocal compensation revenue and a $16 million receivable for services provided to Metacomm. These amounts have been treated for financial reporting purposes as a distribution to stockholder and reduced additional paid-in capital on the Company's balance sheet. The amount owed was reduced by approximately $1 million in the quarter ended June 30, 2000 for refunds due on sales and excise tax amounts previously charged on services provided to Metacomm. The Company has filed for a refund of the sales and excise tax from the North Carolina Department of Revenue and Internal Revenue Service. A large portion of this refund was received early in the Fourth Quarter of 2000. The remainder is expected to be received during the Fourth Quarter of 2000. Richard T. Aab, Chairman of US LEC and its largest stockholder, indirectly controlled Metacomm, and has stated that the remaining balance will be paid no later than March 31, 2001. The Company's audit committee and Mr. Aab are working to determine the terms of such payment. The payments will be credited to additional paid-in capital.

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

     On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but the Company believes that BellSouth has not paid the entire amount due. The total amount BellSouth has paid to US LEC for traffic terminated to ISPs in North Carolina through September 30, 2000 is approximately $13 million (including the $11.2 million payment referenced above).

     Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. On October 2, 2000, the U.S. District Court - GA denied the Company's request for reconsideration of the order allowing BellSouth to pay amounts due into court. The Georgia State and Federal Courts are setting a briefing schedule for the proceeding, and the Company and expects a decision sometime in 2001. The GAPSC has not yet ruled on the tandem/end office rate issue. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

     Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of
reciprocal compensation for ISP and other traffic in that state.   The FLPSC
will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for
some of the traffic at issue.   The hearing is scheduled to take place on
February 21, 2001.

     Tennessee -- On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The TRA will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for
some of the traffic at issue.   There is no hearing scheduled for this matter at
this time.

     Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order with respect to the eligibility of ISP traffic for reciprocal compensation. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below.
However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) challenging amounts owed to the Company. In this regard, BellSouth has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding bought by Intermedia Communications, Inc. The impact of this ruling has not yet been determined, and the Company has been informed that Intermedia intends to appeal the decision.

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

     On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit also concluded that the FCC had failed to explain why its jurisdictional analysis had any relevance to the issue of whether calls to ISPs should be eligible for reciprocal compensation. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider those questions in light of the D.C. Circuit's
ruling.   On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling to the FCC. Initial comments were filed on July 21, 2000. Reply comments were filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.

     To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due.
Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at September 30, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it was so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama, and the GAPSC decision was affirmed by the United States District Court of the Northern District of Georgia. The FLPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states, and have been appealed. (The Company does not currently provide local service in Louisiana and does not have material amounts of reciprocal compensation recorded to date for traffic in South Carolina.)

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

     If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions or the 4th Circuit, or in any appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of September 30, 2000 included approximately $51 million of earned but uncollected disputed reciprocal compensation related to non-Metacomm related ISP traffic.

     Legislation - Recently, legislation was introduced in the United States House of Representatives and the United States Senate that would have the effect of eliminating all reciprocal compensation for calls to ISPs and, under some proposals, for all local calls. A House subcommittee approved a version of this legislation. No action has been taken in the Senate. If this or similar legislation were to become law, it would have a material adverse effect on the Company.

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

     In addition, the Company has filed arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. That arbitration is in the discovery phase at this time. A hearing in this arbitration has been set for February 26th and 27th of 2001. Although the Company cannot predict when this dispute will be resolved, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling.

     Existing BellSouth Interconnection Agreements -- The Company's interconnection agreements with BellSouth in all states except North Carolina have expired, but continue in force until new interconnection agreements are reached. The Company is vigorously pursuing these agreements, and expects no interruption in interconnection service as a result. In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The Agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state, and therefore will expire at varying dates in 2002. The Agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states. The Company continues to seek interconnection agreements with BellSouth in Florida, Georgia and Tennessee. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other competitive local exchange carriers ("CLECs"). These new agreements will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates, but, unlike the agreements in South Carolina, Kentucky, Louisiana and Mississippi, the Company does not anticipate that payment of reciprocal compensation for ISP traffic would be affected by a true up provision.

     Disputed Access Revenues -   In February 2000, the Company filed suit in
U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of September 30, 2000, Sprint owed the Company approximately $9.3 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint is willing to pay. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). This decision is now final, as AT&T did not appeal the FCC's ruling. In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were
excessive.  The FCC dismissed Sprint's challenge to MGC's rates.    Sprint has
appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, and oral argument is scheduled for April 20, 2001. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2000, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    Exhibit No.                       Description
                    -----------                       -----------

                      11.1 Statement Regarding Computation of Earnings per Share/(1)/

                      27                Financial Data Schedule (For SEC use
                                        only)

                     /(1)/ Incorporated by reference to the Company's Condensed Consolidated Statements of Operations appearing in
                            Part I of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           US LEC Corp.

                           By:_______________________
                           November 14, 2000

                               Michael K. Robinson
                               Executive Vice President and Chief Financial
                               Officer