Form 10-K
period 2000-12-31
US LEC CORP
filed 2001-04-03
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         Commission File Number: 0-24061

                                  US LEC CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                           56-2065535
   (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

                     Morrocroft III, 6801 Morrison Boulevard
                         CHARLOTTE, NORTH CAROLINA       28211
             (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (704) 319-1000

          Securities registered pursuant to Section 12(b) of Act: None.

         Securities registered pursuant to Section 12(g) of Act: Class A Common Stock, par value $.01 per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes   No
                                         -----------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $79,046,345 as of March 20, 2001 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

        As of March 20, 2001, there were 11,008,885 shares of Class A Common Stock and 16,759,270 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the registrant's Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III of this report.

                                  US LEC CORP.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----

PART I

Item 1:              Business                                                                                              3

Item 2:              Properties                                                                                           24

Item 3:              Legal Proceedings                                                                                    24

Item 4.              Submission of Matters to a Vote of Security Holders                                                  24




PART II

Item 5:              Market for the Registrant's Common Stock and Related Stockholder Matters                             25

Item 6:              Selected Consolidated Financial Data                                                                 26

Item 7:              Management's Discussion and Analysis of Financial Condition and Results

                     of Operations                                                                                        27

Item 7A:             Quantitative and Qualitative Disclosures about Market Risk                                           38

Item 8:              Financial Statements and Supplementary Data                                                          40

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 68




PART III

Item 10:             Directors and Executive Officers of the Registrant                                                   69

Item 11:             Executive Compensation                                                                               69

Item 12:             Security Ownership of Certain Beneficial Owners and Management                                       70

Item 13:             Certain Relationships and Related Transactions                                                       70




PART IV

Item 14:             Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      71

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

        US LEC Corp. ("US LEC" or the "Company") is a provider of integrated telecommunications services, including: local, long distance, data, Internet and enhanced services to customers in selected markets in Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and Washington D.C. US LEC is also currently certified to provide telecommunications services in Connecticut, Delaware, Indiana, Massachusetts, New Jersey, New York, Ohio and Texas. The predecessor to US LEC was incorporated in June 1996 after passage of the Telecommunications Act of 1996 ("Telecom Act"), which enhanced the competitive environment for local telephone exchange services. On December 31, 1996, the original corporation was merged into US LEC L.L.C., a limited liability company. On December 31, 1997, in anticipation of an initial public offering, US LEC L.L.C. was merged into US LEC. US LEC initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers ("CLEC") in North Carolina to provide switched local exchange services. As of December 31, 2000, US LEC's network was comprised of 23 Lucent 5ESS(R) AnyMedia(TM) digital switches and 17 Lucent CBX500 ATM data switches that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina. The Company primarily serves telecommunications-intensive customers including businesses, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, Internet service providers, hotels, automobile dealerships and government agencies.

BUSINESS STRATEGY

        US LEC's objective is to become a leading provider of integrated telecommunications, Internet and data services to its existing and target customers and to increase its market share by its expanding product portfolio and by providing exceptional customer service. The principal elements of US LEC's business strategy include:

        Deploy a Capital-Efficient Network. US LEC utilizes a "smart-build" strategy of purchasing and deploying switching equipment and leasing the required fiber optic transmission capacity from competitive access providers ("CAPs"), other CLECs and incumbent local exchange carriers ("ILECs"). Management believes the Company's switch-based, leased-transport strategy enables it to enter markets and generate revenue and positive cash flow more rapidly than if the Company first constructed its own transmission facilities. By leasing fiber transport, this smart-build strategy also reduces the up-front capital expenditures required to build a network and enter new markets and avoids the risk of "stranded" investment in under-utilized fiber networks.

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

        Target Telecommunications-Intensive Customers. The Company focuses its sales efforts on telecommunications-intensive customers including businesses, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, ISPs, hotels, and government agencies. The volume of usage generated by the Company's target customers allows the Company to efficiently concentrate the telecommunications traffic of its customers. In addition, the Company frequently is able to sell enhanced, long distance and data services to complement its local services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of services. Unlike some other CLECs, the Company does not resell ILEC services.

        Install a Robust Technology Platform. The Company has chosen the 5ESS(R) Any Media(TM) digital switch and the Lucent CBX 500 Asynchronous Transfer Mode ("ATM") data switches, both of which are manufactured by Lucent Technologies, Inc. ("Lucent") to provide a consistent technology platform throughout its network. As of December 31, 2000, US LEC had 23 Lucent voice switches and 17 Lucent ATM data switches active throughout its network. To enhance its service offerings, the Company deployed an Alcatel MegaHub(R) 600ES ("Alcatel") tandem switch in Charlotte. The Alcatel switch complements the Lucent switches and improves US LEC's ability to provide enhanced services. The Company has also deployed an Advanced Intelligent Network ("AIN") platform. This AIN platform positions US LEC for enhanced services as well as allows the Company Signaling System No. 7 ("SS#7") connectivity independent of the ILECs.

        Employ an Experienced Sales Force. Management believes that the Company's success in a particular market is enhanced by employing a direct sales force with extensive local market and telecommunications sales experience. The Company employs this strategy in building its sales force. Salespeople with experience in a particular market provide the Company with extensive knowledge of the Company's target customer base and in many cases have existing relationships with target customers.

        Implement Efficient Provisioning Processes with State-of-the-Art Back Office Support. Management believes that a critical aspect of the success of a CLEC is timely and effective provisioning systems, which includes the process of transitioning ILEC or other CLEC customers to the Company's network. The Company focuses on implementing effective and timely provisioning practices to efficiently transition customers from the ILEC or other CLECs to the Company with minimal disruption of the customer's operations. Among other things, US LEC is approved by Lockheed Martin as a provider of Local Number Portability ("LNP") for its customers. In addition, the US LEC Network Operations Center ("NOC") houses the tools to monitor its network. The NOC provides network surveillance, real-time alarm notification, dispatch services, and 24 hours a day, 7 days a week availability and notification. In 2000, the Company began a project to update and upgrade its back office systems through a strategy of deploying "best of breed" systems for various back office functions including software from Siebel, MetaSolv, Vitria, and Kenan. Management believes that the project will be implemented in 2001 and that it will enhance the electronic exchange of information within US LEC by providing a centralized view of customer and order tracking data. In addition, the new systems will increase the integrity and consistency of customer data by reducing paper forms, eliminating data input redundancies and fully integrating US LEC's front and back office systems.

        Offer a Broad Range of Products and Services. US LEC offers customers a broad range of telecommunication services, which can be bundled. Management believes a broad product range, competitive pricing, and an opportunity to bundle services gives US LEC customers an exceptional value. US LEC offers its customers local access, calling card, enhanced toll-free, digital private line, dedicated high-speed Internet access, frame relay, web hosting, digital subscriber line (DSL) and competitively priced long distance service, including intrastate, interstate, international and toll-free. To further the Company's product strategy, US LEC has deployed its Asynchronous Transfer Mode ("ATM") and AIN platforms. These systems provide the Company the ability to provide advanced voice and data communications products and services.

        Provide Outstanding Customer Service. Management believes that a key element of the success of a CLEC is the ability to satisfy the service needs of its customers. Among other things, the Company must be able to resolve troubles, promptly implement change requests, resolve billing issues and promptly add additional service and capacity. Management believes that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers.

Customer care is provided locally by the market-based sales, sales support and operations team and centrally by US LEC's NOC and customer service center.

US LEC'S NETWORK

      During 2000, the Company installed seven new Lucent 5ESS(R) Any Media(TM) digital switches and 13 new Lucent CBX500 ATM data switches, to bring the network to 23 voice switches and 17 data switches. The Company has announced plans to activate additional Lucent switches in, Mobile, Alabama, Ft. Myers, Florida and a second switch in Atlanta, Georgia. The Company has also announced that each switching center site will also house a data switch for a total of 26 digital and 25 data switches in addition to its Alcatel MegaHub(R) 600ES switch in Charlotte. Four of the sites will also be long distance platforms which will provide additional capability to route and concentrate the Company's long distance traffic.

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

          In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company executes interconnection agreements with the incumbent carriers. The terms and conditions of the interconnection agreements are effected by the Telecom Act, decisions of state and federal regulatory bodies and negotiation with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that can not be resolved by negotiation or by opting into agreement executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements, including BellSouth Telecommunications, Inc. ("BellSouth"), Verizon Communications Inc. ("Verizon"), Sprint Communications Company L.P. ("Sprint") (See "Business -- Forward Looking Statements and Risk Factors - Existing BellSouth Interconnection Agreements" and "Business -- Forward Looking Statements and Risk Factors -Interconnection Agreements").

PRODUCTS AND SERVICES

        The Company provides local dial-tone services to customers. Local access is available in many different forms including PRI, T1 Access and Channel Access. The Company's network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also provides directory assistance and operator services.

        US LEC provides long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services, calling cards and typical enhanced services such as voice mail.

        The Company has also added data products to its portfolio of products. The Company offers US LECnet (a direct, dedicated, high-speed connection to the Internet), frame relay, digital private line and a number of other services such as email, news feeds and web hosting.

        The Company's ability to bundle local, long distance and data services on the same facility allows it to offer its customers more efficient use of transport facilities and allows it to aggregate customers' monthly recurring and usage charges on a single consolidated invoice.

        In the third quarter of 2000, the Company introduced the ADVANTAGE T, a single-rate, bundled product offering which allows customers to put local, long distance, dedicated high-speed Internet access, digital private line and toll-free services all on a single T-1. Not only can customers choose between multiple products to be carried, but they can also allocate bandwidth dedicated to each product on the T-1. Management believes that the development of this product allows US LEC to expand the total market to which the Company has access.

SALES AND MARKETING

        Sales. US LEC employs a highly motivated and experienced direct sales force. The Company recruits salespeople with strong sales backgrounds in its markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators, CLECs and ILECs. The Company expanded its quota-bearing sales force from 127 salespeople at December 31, 1999 to 234 salespeople at December 31, 2000. Management expects to further increase the Company's sales force to approximately 300 salespeople by the end of 2001. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program. In 2000, US LEC implemented the Customer Account Manager ("CAM") program in an effort to gain additional sales from current customers and to enhance the Company's relationships with its customer base. The Company also utilizes independent sales agents to identify and maintain customers.

        Marketing. In its existing markets, US LEC seeks to position itself as a high quality alternative to ILECs and other CLECs for local telecommunication services by offering network reliability, bundled products and superior customer support at competitive prices. The Company builds its reputation and brand identity by working closely with its customers to develop services tailored to their particular needs and by implementing targeted product offerings and promotional efforts.

        The Company primarily uses three trademarks and service marks: US LEC, a logo that includes US LEC, and THE COMPETITIVE TELEPHONE COMPANY. These marks have been registered either on the Principal or the Supplemental Register of the United States Patent and Trademark Office for uses related to telecommunications products and services.

        Customer Service. Management believes that the Company's ability to provide superior customer service is a key factor in acquiring new customers and retaining existing customers. The Company has developed a customer service strategy that is designed to effectively meet the service requirements of its target customers. Customer support is provided in a two-tiered structure: the local operations, sales and account support personnel, and to support these locally-based teams, a centrally based customer service center and NOC.

        Billing. In 2000, the Company migrated its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers. Customer bills are available in a variety of formats to meet a customer's specific needs. US LEC offers customers simplicity and convenience by sending one bill for all services.



SIGNIFICANT CUSTOMER

        In fiscal 1998, 1999, and 2000, BellSouth, operating in the majority of the Company's markets, accounted for approximately 80%, 70%, and 15%, respectively, of the Company's net revenue (before reduction for the $12,000, $27,823 and $0 allowance in 1998, 1999, and 2000, respectively, described above and in Note 7 to the Company's Consolidated Financial Statements). The majority of this revenue was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1998, 1999, and 2000, BellSouth accounted for 94%,

92%, and 70% of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues in 1998 and 1999, resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, which became a related party to the Company during 1998. During 2000, Metacomm ceased to be a customer of BellSouth and the Company and no revenue was recorded in 2000 related to Metacomm traffic. As a result of the March 31, 2000 order issued by the North Carolina Utilities Commission ("NCUC") denying reciprocal compensation to the Company from traffic associated with the Metacomm network, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 (See "Business -- Forward Looking Statements and Risk Factors -- Disputed Revenue).

EMPLOYEES

        As of December 31, 2000, the Company employed 816 people. The Company expects to employ approximately



REGULATION

        The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings and legislation, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings and legislation, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company.

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

        The PUCs also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with the FCC regulations. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs and must approve interconnection agreements, and resolve contract compliance disputes arising from interconnection agreements. (See "Business -- Forward Looking Statements and Risk Factors -- Disputed Revenues" for a discussion of the actions before PUCs related to the Company's interconnection agreement with BellSouth).

        The Company has historically earned a significant portion of its revenue from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs in the Company's territory (principally BellSouth) have challenged the applicability of the reciprocal compensation related to enhanced service providers and ISP customers receiving more calls than they make. With increasing frequency the ILECs with whom US LEC interconnects (principally BellSouth) have been raising additional objections to their obligations to pay reciprocal compensation, including challenges to the rates at which such payments are calculated and the types of traffic to with the obligations apply (See "Business -- Forward Looking Statements and Risk Factors -- Disputed Revenues").

        The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way also apply to CLECs, including the Company. As a result of the Telecom Act's applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies ("RBOC"), other ILECs, long distance carriers and other companies and has increased and likely will continue to increase the level of competition the Company faces. (See "Business -- Competition").

        In addition, the Telecom Act provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across LATAs until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. The FCC approved Verizon's right to provide interLATA service in New York and SBC's in Texas, Kansas and Oklahoma, which to the Company's knowledge are the only interLATA applications by an RBOC that have been approved to date (See "Business -- Forward Looking Statements and Risk Factors--Regulation" and "Business -- Forward Looking Statements and Risk Factors--Competition").

        Federal Regulation And Related Proceedings. The Telecom Act and the FCC's efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders eliminating tariff filing requirements for non-dominant carriers providing interstate access and domestic interstate long distance services. Although the FCC order was stayed by the United States Court of Appeals for the District of Columbia Circuit, that stay has now been lifted. Accordingly, non-dominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their domestic interstate inter-exchange services. During 2001, the Company is required to cancel such federal tariffs as a result of the FCC's orders. Tariff filing requirements remain in place for international traffic.

        The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied "streamlined" tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provides certain immediate regulatory relief regarding price cap ILECs and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs, such as the Company. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company's ability to compete with ILECs for certain service could be adversely affected. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory, including in several of the Company's markets. The FCC also granted flexible pricing authority for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities.

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

        On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC retail local exchange services (which the FCC suggested should be in the range of 17%-25%); (ii) availability of unbundled local loops and other unbundled ILEC network elements;
(iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other service providers to opt into portions of previously-approved interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis. (See "Regulation -- Eighth Circuit Court of Appeals Decision and Supreme Court Reversal" for a discussion of the Eighth Circuit Court of Appeals decision related to this order).

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has made its required contributions to the fund, the amount of the Company's contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future. In the May 8 order, the FCC also announced that it will revise its rules for subsidizing service provided to consumers in high cost areas. The United States Court of Appeals for the Fifth Circuit upheld those rules.

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

         The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service ("CALLS Order") that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs, Verizon, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the RBOCs and Verizon are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the pre-subscribed inter-exchange carrier charge ("PICC") as a separate charge and fold it into an increased subscriber line charge ("SLC"). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to CLECs, ILEC reductions in switched access charges will likely place downward pressure on CLECs, including the Company, to reduce their own switched access charges either in the form of regulatory pressure or commercial pressure from the IXCs. In addition, IXCs other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC.

        On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed, but largely interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. In light of the FCC order, state commissions which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. To date, seven PUCs in states where the Company has earned reciprocal compensation have affirmed their prior position on this issue. The FCC order has been appealed by several parties. On March 24, 2000, the United States Court of Appeals for the D.C. Circuit vacated the FCC's February 26, 1999 declaratory ruling and remanded it to the FCC. The D.C. Circuit Court of Appeals found that the FCC failed to clearly explain and support why ISP traffic should be regulated as long distance traffic rather than as local traffic. This ruling means the FCC will have to reexamine its rules covering reciprocal compensation as they apply to ISP-bound traffic. The Company cannot predict the results of such reexamination.

         The Company also anticipates that the FCC will initiate a number of additional proceedings, of its own volition and as a result of requests from CLECs and others, as a result of the Telecom Act.

         The FCC also requires carriers to file periodic reports concerning carriers interstate circuits and deployment of network facilities. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate, or revoke operating authority for failure to comply with federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. Although the Company believes it is in compliance with all applicable laws and regulations, there can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with such laws and regulations.

        Eighth Circuit Court Of Appeals Decisions And The Supreme Court Reversal. Various parties, including ILECs and state PUCs, requested that the FCC reconsider its own rules and/or filed appeals of the FCC's August 8, 1996 order.

        The U.S Court of Appeals for the Eighth Circuit ("8th Circuit") held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements ("UNEs") and traffic termination. The 8th Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the Telecom Act's local competition provisions. In addition, the 8th Circuit decisions substantially limited the FCC's authority to enforce the local competition provisions of the Telecom Act. On January 25, 1999, U.S. Supreme Court reversed the 8th Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements (including regulations governing reciprocal compensation). In addition, the Supreme Court affirmed the "pick and choose" rules which allows carriers to choose individual portions of existing interconnection agreements with other carriers and to opt-in only to those portions of the interconnection agreement that they find most attractive. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the 8th Circuit because the 8th Circuit did not decide those challenges. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. On remand, the FCC largely retained its list of unbundled elements, but eliminated the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the top 50 MSAs, and the requirement to provide unbundled operator service and directory assistance.

        On July 18, 2000, the 8th Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined. The Supreme Court will hear the latter two issues in its coming term. It is not possible to predict the outcome of that decision. The Company does not currently purchase or provision UNEs, and does not anticipate any adverse effects as a result of the regulation of these two services.

        The 8th Circuit decisions and the reversal by the Supreme Court continue to create uncertainty about the rules governing pricing terms and conditions of interconnection agreements. This uncertainty makes it difficult to predict whether the Company will have the ability to negotiate acceptable interconnection agreements in the future should the Company decide to resale ILEC services or purchase or provision UNEs.

        In August 1998, the FCC determined that high-speed wire-line data services are telecommunications services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order, the FCC issued a notice of proposed rulemaking on terms for the provision of such services on a separate subsidiary basis. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on the Company's ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of high-speed wire-line data services via separate subsidiaries pursuant to various requirements. The D.C. Circuit vacated the separate subsidiary requirement on January 9, 2001. The

Company cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anti-competitive conduct if they are enforceable.

         Slamming. The FCC and many state PUCs have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state PUCs to elect to administer and enforce the FCC's slamming rules. These new slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Under the new rules, carriers must immediately remove from the customer's bill all charges incurred within 30 days following an alleged slam. If the FCC (or the relevant state PUC) determines that the carrier has slammed the customer, and the customer has not yet paid the bill, the customer will be absolved from any charges for the first 30 days following the slam (whereas if the carrier provides clear and convincing proof that the consumer authorized the change, the carrier may re-bill the customer.) If the FCC (or relevant state PUC) determines that a carrier has slammed a customer and the customer has already paid the unauthorized carrier, the unauthorized carrier must remit to the authorized carrier 150% of all payments received from a slammed customer. The authorized carrier must in turn remit 50% of the amount received from the unauthorized carrier back to the slammed customer. The new slamming liability rules have been appealed to the United States Court of Appeals for the District of Columbia Circuit. Although the Company cannot predict the effect that these new liability rules will have on its business, because virtually all of the Company's customers are connected on a dedicated basis to US LEC's network, it is unlikely that the Company will incur any significant liability under these new rules. The FCC also issued revised rules in August 2000 that are expected to become effective in April 2001 or shortly thereafter, regarding the procedures for changing a subscriber's pre-subscribed carrier, and establishing new carrier reporting and registration requirements. Implementation of these new rules may increase the Company's costs of administering long distance service accounts.

        State Regulation. The Company has all of the certifications necessary to offer its current services in the states of:

           State
           -----
         North Carolina
         Georgia
         Virginia
         Tennessee
         South Carolina
         Florida
         Alabama
         Washington, D.C.
         Pennsylvania
         Maryland
         Delaware
         New Jersey
         New York
         Massachusetts
         Kentucky
         Mississippi
         Ohio
         Texas
         Connecticut
         Louisiana
         Indiana

        There are no applications for certification currently pending before any PUC or the FCC.

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

        In all of the states where US LEC is certified, the Company is required to file tariffs or price lists setting forth the terms, conditions and/or prices for services which are classified as intrastate. In some states, the Company's tariff may list a range of prices or a ceiling price for particular services, and in others, such prices can be set on an individual customer basis, although the Company may be required to file tariff addenda of the contract terms. The Company is not subject to price cap or to rate of return regulation in any state in which it currently provides services. Some states where the Company operates have adopted de-tarriffing rules

         As noted above, the states have the primary regulatory role over intrastate services under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral and nondiscriminatory requirements designed to promote universal service, protect the public safety and welfare, maintain the quality of service and safeguard the rights of consumers. PUCs will implement and enforce most of the Telecom Act's local competition provisions, including those governing the specific charges for local network interconnection. In some states, those charges are being determined by generic cost proceedings and in other states they are being established through arbitration proceedings. Depending on how such charges are ultimately determined, such charges could become a material expense to the Company.

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

        The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. (See "Business -- Regulation" for additional information concerning the regulatory environment in which the Company operates.) Because US LEC leases fiber optic transmission capacity to link its customers with its networks, and uses state-of-the-art technology in its switch platforms, the Company has demonstrated cost and service quality advantages over some currently available ILEC networks.

        Other CLECs. In every market where US LEC has a switching center, one or more other CLECs are also operating. In some cases, the Company competes head-to-head with other CLECs and in some cases the other CLECs seek to serve a different customer base. The Company competes with other CLECs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service.

        Other Competitors. The Company also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which the Company offers its services. In addition to the ILECs and other CLECs, potential competitors capable of offering switched local and long distance services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.

        The Company believes that the Telecom Act, as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies, increase the likelihood that barriers to local exchange competition will be removed. The Telecom Act, as passed, conditioned the provision of in-region interLATA services by RBOCs upon a demonstration that the market in which an RBOC seeks to provide such services has been opened to competition. When ILECs that are RBOC subsidiaries are permitted to provide such services they will be in a position to offer single source service which will represent a significant competitive challenge for the Company. ILECs that are not RBOC subsidiaries may offer single source service presently. The Telecom Act's limitations on provision of in-region interLATA services have been challenged by the RBOCs. (See "Business - Regulation").

        The Company also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by a few major competitors, hundreds of other companies also compete in the long distance marketplace.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

        Except for historical statements and discussions, statements contained in this report constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's Annual Report to Stockholders for the year ended December 31, 2000, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K, may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC, including statements regarding future operating performance, share of new and existing markets, short-term and long-term revenue, earnings and cash flow amounts, judicial, statutory and regulatory developments and general industry growth rates and US LEC's performance in relation thereto. These statements are identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC's ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC's control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

        Disputed Revenues. The deregulation of the telecommunications industry and the implementation of the Telecommunications Act of 1996 have embroiled the industry and the Company in numerous proceedings in arbitration, state regulatory commissions, and the courts over issues including reciprocal compensation and access rates, the characterization of traffic for compensation purposes, and the interpretation of interconnection agreements, among other issues. Rulings adverse to the Company on any of the issues, which are material to it, could have an adverse impact on the Company's financial results or its operations.

        The Company is involved in several legal and regulatory proceedings regarding revenues and receivables from ILECs, IXCs and other carriers. As of December 31, 2000, the Company's gross accounts receivable was approximately $115 million, of which approximately $77 million was attributed to BellSouth and approximately $13 million was attributed to Sprint.

         In the case of BellSouth, the majority of the receivables are being disputed primarily due to issues regarding reciprocal compensation for ISPs and certain rate issues. In the case of Sprint, a significant portion of the receivable is being disputed based on access rates. The following paragraphs discuss in detail each of the material disputes and associated regulatory or legal proceeding.

         The Metacomm Decision - As the Company has previously reported, BellSouth Telecommunications, Inc. ("BellSouth") began a proceeding in September 1998 before the North Carolina Utilities Commission ("NCUC") seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm network traffic and required the Company to cease billing BellSouth reciprocal compensation for minutes of use attributable to the Metacomm or any similar network as such networks are identified in the March 31 Order. The March 31 Order does not affect in any way the NCUC's order of February 1998 requiring BellSouth to pay reciprocal compensation to the Company for Internet service provider ("ISP") traffic in North Carolina (the "NCUC ISP Order"). It relates solely to traffic on Metacomm's network in North Carolina (the only state in which Metacomm operated). The Company did not appeal the March 31 Order, although Metacomm is prosecuting an appeal.

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

         On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge relating to the March 31 Order. Management believes that this adjustment will not be material to the Company's operating results or financial position. If the negotiations are unsuccessful, the Company will seek a lifting of the stay and seek a hearing and ruling from the NCUC on its claims against BellSouth.

         In 2000, additional paid-in capital has been reduced by $36 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company. (See Note 14 to the Company's Consolidated Financial Statements)

         Other Disputed Reciprocal Compensation Revenue - The Company is also a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for non-Metacomm related reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

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

         In addition to denying BellSouth's request for a further stay, the NCUC filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") of the U.S. District Court-NC's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to a proceeding in the federal courts. The Company also appealed and the United States Justice Department intervened in the appeal. On February 14, 2001 the 4th Circuit issued a ruling in favor of the Company and the NCUC, ruling that the U.S. District Court - NC did not have subject matter jurisdiction over the appeal of an enforcement proceeding and ruling the NCUC was immune from suit under the Eleventh Amendment of the United States Constitution. On March 5, 2001, the United States Supreme Court granted a petition for certiorari in which it agreed to consider these issues in a case originating in the U.S. Circuit Court of Appeals for the Seventh Circuit. The Company anticipates that BellSouth will seek review of the Fourth Circuit Court's ruling by the Supreme Court as well.

         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but BellSouth has not paid the entire amount due to the Company for non-Metacomm reciprocal compensation.

        Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. On October 2, 2000, the U.S. District Court - GA denied the Company's request for reconsideration of the order allowing BellSouth to pay amounts due into court. The Georgia State and Federal Courts are setting a briefing schedule for the proceeding, and the Company and expects a decision sometime in 2001. The GAPSC held a hearing on the tandem/end office rate issue on March 8, 2001, but has not yet rendered a decision.

         Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The FLPSC will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for some of the traffic at issue. The hearing is scheduled to take place later in 2001.

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

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order with respect to the eligibility of ISP traffic for reciprocal compensation. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) or attempt to expand the pending proceedings challenging amounts owed to the Company. In this regard, BellSouth has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding bought by Intermedia Communications, Inc ("Intermedia"). The impact of this ruling has not yet been determined, and the Company has been informed that Intermedia intends to appeal the decision. Proceedings on the same issue are pending decision in Georgia and North Carolina.

         FCC's ISP Ruling and Related Proceedings -- In February, 1999, the FCC issued a declaratory ruling (the "ISP Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that, in light of its long-standing policy of treating calls to ISPs as though they were local, where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling.

         On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit also concluded that the FCC had failed to explain why its jurisdictional analysis had any relevance to the issue of whether calls to ISPs should be eligible for reciprocal compensation. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider those questions in light of the D.C. Circuit's ruling. On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling. Initial comments were filed on July 21, 2000. Reply comments were filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.


         To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP

Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at December 31, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it had so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama, and the GAPSC decision was affirmed by the United States District Court of the Northern District of Georgia. The FLPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states (The Company did not have ISP reciprocal compensation recorded in 2000 for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also universally supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh, Ninth and Tenth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the underlying decisions of the state regulatory agencies that reciprocal compensation is due for traffic terminated to ISPs.

        If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, or in any federal or state appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of December 31, 2000 included approximately $54 million of earned, but uncollected, disputed reciprocal compensation related to non-Metacomm related ISP traffic.

        Potential Future Proceedings. The proceedings described above relate to certain of the Company's interconnection agreements. As the Company executes new interconnection agreements or as ILECs raise additional disputes, the Company may be required to initiate additional proceedings seeking payment of amounts it believes it is owed.

         Legislation - At the end of the last session of Congress, legislation was introduced in the United States House of Representatives and the United States Senate that would eliminate all reciprocal compensation for calls to ISPs and, under some proposals, for all local calls. A House subcommittee approved a version of this legislation. No action was taken in the Senate. If this or similar legislation were to become law, it would have a material adverse effect on the Company.

         GTE Reciprocal Compensation Dispute in North Carolina - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") (now Verizon South Incorporated) for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650 thousand). GTE challenged the decision of the arbitrator in the U.S. District Court for the Eastern District of North Carolina. This challenge was denied by the U.S. District Court for the Eastern District of North Carolina and judgement was entered in the Company's favor on January 11, 2001. The judgement was not appealed so it is a final judgement.

        In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. The hearing in this arbitration took place on

February 26-27, 2001, and all post-hearing briefs are scheduled to be filed by April 23, 2001. Although the Company cannot predict when this arbitrator will issue a decision, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling. The Company anticipates that GTE will appeal any ruling adverse to it.

        Existing BellSouth Interconnection Agreements -- In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The Agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state, and therefore will expire at varying dates in 2002. The Agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states. The Company has adopted new interconnection agreements in North Carolina, Florida and Tennessee, all of which relate back to January 1, 2000 and which expire April 2002, October 2002 and November 2002, respectively. These agreements provide for reciprocal compensation for all local traffic, including ISP traffic, at rates significantly lower than in the Company's prior interconnection agreements. However, the agreement for North Carolina provides for a true-up of payments made for ISP traffic should the FCC determine that reciprocal compensation is not owing for ISP traffic and that determination is given retroactive effect. The Company continues to seek interconnection agreements with BellSouth in Alabama and Georgia. The Company's existing agreements with BellSouth in these states have expired, but continue in force until new interconnection agreements are signed. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other CLECs. These new agreements will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates, but, unlike the agreements in South Carolina, Kentucky, Louisiana and Mississippi, the Company does not anticipate that payment of reciprocal compensation for ISP traffic would be affected by a true up provision.

        Disputed Access Revenues - A number of IXCs have refused to pay access charges to CLECs, including those of the Company, on the allegation that the access charges exceed those of the ILEC serving that territory in an apparent effort to induce the CLECs, including the Company, to reduce access charges. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates. In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 2000, Sprint owed the Company approximately $13 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint believes are just and reasonable. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). This decision is now final, as AT&T did not appeal the FCC's ruling. In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's rates. Sprint has appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, and oral argument is scheduled for April 20, 2001. As a result of these rulings, management Santicipates a favorable resolution of the Company's dispute with Sprint (See Business - Forward Looking Statement and Risk Factors - "Legal Proceedings").

        Risks Associated with Strategy. The operation, construction, expansion and development of US LEC's operations depend on, among other things, the Company's ability to continue to (i) accurately assess potential new markets and products, (ii) identify, hire and retain qualified personnel, (iii) lease access to suitable fiber optic transmission facilities, (iv) install and operate switches and related equipment and (v) obtain any required government authorizations, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In addition, US LEC has experienced rapid growth since its inception, and management believes that sustained growth will place a strain on operational, human and financial resources. The Company's ability to manage its operations and expansion effectively depends on the continued development of plans, systems and controls for its operational, financial and management needs. There can be no assurance that the Company will be able to satisfy these requirements or otherwise manage its operations and growth effectively. The failure of US LEC to satisfy these requirements could have a material adverse effect on the Company's financial condition and its ability to fully implement its operating plans.

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

        Switches and Related Equipment. An essential element of the Company's current strategy is the provision of switched local service. There can be no assurance that installation of the switches and associated equipment necessary to implement the Company's business plan will be completed on a timely basis or that the Company will not experience technological or operational problems that cannot be resolved in a satisfactory or timely matter. The failure of the Company to install and operate successfully switches and other network equipment could have a material adverse effect on the Company's financial condition and its ability to attract and retain customers or to enter additional markets.

        Interconnection Agreements. The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company has signed interconnection agreements with various ILECs, including BellSouth Telecommunications, Inc. ("BellSouth"), Sprint Communications Company L.P. ("Sprint"), Verizon Communications ("Verizon") and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed multiple agreements with BellSouth which govern relationships in all nine states (See Existing BellSouth Interconnection Agreements above).

        Agreements with GTE are in force in states where GTE and the Company operate. The agreement for Virginia expired in July 2000, and remains in force and effect until a new agreement is executed. All other agreements expire during 2001 or 2002. The Company continued to seek new interconnection agreements in these states.

        The Company also has interconnection agreements with Verizon in the states of Virginia, Pennsylvania, Maryland, Delaware, New Jersey and the District of Columbia. Each of these agreements expired in 2000, and remains in force and effect until a new agreement is entered into by Verizon and the Company.

        Agreements with Sprint are in force and effect in Florida, Virginia, North Carolina and Tennessee.

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

        Dependence on Key Personnel. The Company's business is managed by a small number of executive officers, most notably Richard T. Aab, Chairman, Tansukh V. Ganatra, Vice Chairman and Chief Executive Officer, Aaron D. Cowell, Jr., President and Michael K. Robinson, Executive Vice President and Chief Financial Officer. The loss of the services of one or more of these key people could materially and adversely affect US LEC's business and its prospects. None of the Company's executive officers have employment agreements and the Company does not maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. Accordingly, there can be no assurance that US LEC will be able to hire and retain necessary personnel in the future to replace any of its key executive officers, if any of them were to leave US LEC or be otherwise unable to provide services to US LEC.

        Reliance on Leased Capacity. A key element of US LEC's business and growth strategy is leasing fiber optic transmission capacity instead of constructing its own transport facilities. In implementing this strategy, the Company relies upon its ability to lease capacity from CAPs, other CLECs and LECs operating in its markets. In order for this strategy to be successful, the Company must be able to negotiate and renew satisfactory agreements with its fiber optic network providers, and the providers must process provisioning requests on a timely basis, maintain their networks in good working order and provide adequate capacity at competitive prices. Although US LEC enters into agreements with its network providers that are intended to ensure access to adequate capacity and timely processing of provisioning requests and although US LEC's interconnection agreements with ILECs generally provide that the Company's connection and maintenance orders will receive attention at parity with the ILECs and other CLECs and that adequate capacity will be provided, there can be no assurance that the ILECs and other network providers will comply with their contractual (and, in the case of the ILECs, legally required) network provisioning obligations, or that the provisioning process will be completed for the Company's customers on a timely and otherwise satisfactory basis. Furthermore, there can be no assurance that the rates to be charged to US LEC under future interconnection agreements or lease agreements with other providers will allow the Company to offer usage rates low enough to attract a sufficient number of customers and operate its networks at satisfactory margins.

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

        In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company's current or potential competitors, or could make it easier for additional parties to provide services. (See "Business -- Competition").

        At December 31, 2000, the Company served over 3,900 customers. A key element of the Company's future success will depend on its ability to retain these customers and minimize loss of revenue associated with customer or product churn. While the Company has historically achieved significant success in retaining customers, competition in the Company's marketplace is intense and the Company anticipates that other carriers will seek to persuade the Company's customers to switch service provided for some or all of their products.

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

        In addition to the specific concerns regarding the RBOC's ability to provide in-region long distance, the regulatory environment facing the Company is subject to numerous uncertainties. The FCC and PUC orders that were designed to implement the Telecom Act have been challenged in numerous proceedings. As a result, the Company must attempt to execute its business strategy without knowing the rules that will govern its operations and its dealings with other telecommunications companies including the rates and terms under which it may charge other carriers for reciprocal compensation and other access charges. Even though a number of the past regulatory efforts by the FCC and PUCs are or have been challenged, the Company expects further rule making from the FCC and PUCs. The outcome of these challenges and the nature and scope of future rule making are unknown. In particular, the Company anticipates further efforts by other carriers, primarily ILECs and IXCs, at the FCC, PUC and in legislative initiatives to seek to cap, reduce and/or eliminate reciprocal compensation and to cap or significantly reduce other access charges. The Company cannot predict the degree to which the ILECs and IXCs will be successful in such efforts, or, if they are, when such changes will take effect. If such changes result in a significant decrease in the rates which the Company may charge other carriers for reciprocal compensation and access or if such charges are retroactive, such changes could have a material adverse effect on the Company.

        As the regulatory environment changes, it is possible that the Company's strategy and its execution of the strategy may not be the optimal choice. Any such changes could also result in additional, unanticipated expenses. There can be no assurances that regulatory change will not have a material and adverse effect on the Company. (See "Business -- Regulation").

        Legal Proceedings. The Company is currently involved in arbitral, administrative and judicial proceedings and appeals thereof to collect amounts owed to the Company by other carriers, primarily BellSouth, Verizon and Sprint. The Company cannot predict when these matters will be formally resolved and, although Management anticipates that these pending actions and appeals will be resolved favorably, no assurance can be given that the Company will be ultimately successful in these actions or the appeals thereof or that the Company will collect all amounts that it believes to be due it from these other carriers, or that if it does collect some or all of the award due to it, when payment of the awards will be received (See Disputed Revenues.)

        Future Capital and Operating Requirements. Implementation of the Company's business strategy will require significant capital and operating expenditures during 2001 and future years. In December 1999, the Company amended its senior secured credit facility increasing the amount available under the facility to $150 million (the "Credit Facility"). In addition, in February 2000, the Company announced it had executed a letter of intent with affiliates of Bain Capital, Inc. and Thomas H. Lee Partners, L.P. to invest up to $300 million in convertible preferred stock of US LEC (the "Preferred Stock Investment"). The first tranche of $200 million closed on April 11, 2000. The option for an additional $100 million will expire on April 11, 2001 and is not expected to be exercised. (See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company's principal capital expenditures relate to the purchase and installation of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances, borrowings under the Credit Facility and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company's business strategy will not exceed amounts available from these sources. In addition, the actual amount and timing of the Company's future expenditures may differ materially from the Company's estimates as a result of, among other things, the ability of the Company to meet its planned expansion schedule, the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company's industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company's business strategy.

        The Company also will continue to evaluate revenue opportunities in planned and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue additional opportunities from the Credit Facility and other borrowings, the sale of additional equity or debt securities or cash generated from operations. In light of the risk factors discussed herein, there can be no assurance, however, that the Company will be successful in raising sufficient additional capital on acceptable terms or that the Company's operations will produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

        Variability of Quarterly Operating Results. As a result of the significant expenses associated with the Company's expansion into new markets and the anticipated decline in reciprocal compensation and access revenue, the Company's operating results may vary significantly from period to period.

        Control By Single Stockholder. As of March 20, 2001, Richard T. Aab beneficially owned or otherwise controlled 100% of the outstanding shares of Class B Common Stock representing approximately 91% of the Company's total voting power. In addition, holders of Class B Common Stock are entitled to vote as a separate class to elect two members of the Board of Directors and to vote with the holders of Class A Common Stock for the election of other members of the Board of Directors. As a result, Mr. Aab, subject to the rights of the holders of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock, will be able to control the board and all stockholder decisions and, in general, to determine (without the consent of the Company's other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Mr. Aab also has the power to prevent or cause a change in control of the Company. (See "Item 12: Security Ownership of Certain Beneficial Owners and Management"). For information on a recent significant development effecting Mr. Aab's voting control, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 14 to the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The various leases expire in years ranging from 2001 to 2010. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company's operations and networks are expanded and as new networks are constructed.

ITEM 3. LEGAL PROCEEDINGS

        US LEC is not currently a party to any material legal proceedings, other than the GPSC, TRA, FPSC, NCUC and U.S. District Court proceedings, the arbitrations, and any appeals thereof, related to reciprocal compensation and other amounts due from BellSouth and other ILECs and the U.S. District Court proceeding related to access fees due from Sprint Communications (See "Business--Regulation" and "Forward Looking Statements and Risk Factors" above and Note 7 of the Company's consolidated financial statements for a detailed description of these proceedings).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ending December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock trades on The Nasdaq National Market under the symbol CLEC. As of March 20, 2001, US LEC Corp. had approximately 6,200 beneficial holders of its common stock. Of that total, 129 were stockholders of record. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future.

    The following table sets forth the high and low closing price information as reported by Nasdaq during the period indicated since the Company's Class A Common Stock began trading publicly on April 24, 1998.


                                     Stock Price*
                                     ------------
    1998                        High              Low
    ----                        ----              ---

    First Quarter                N/A              N/A
    Second Quarter            $27.00           $15.00
    Third Quarter             $25.88           $ 7.31
    Fourth Quarter            $14.81           $ 9.50

    1999                        High              Low
    ----                        ----              ---
    First Quarter             $19.50           $13.38
    Second Quarter            $24.62           $16.50
    Third Quarter             $33.13           $22.75
    Fourth Quarter            $32.25           $23.50

    2000                        High              Low
    ----                        ----              ---
    First Quarter             $46.31           $28.88
    Second Quarter            $33.64           $15.94
    Third Quarter             $17.00           $ 7.56
    Fourth Quarter            $11.22           $ 3.50


*No public market for the stock prior to April 24, 1998

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
        For the years ended December 31, 1996, 1997, 1998, 1999 and 2000
    (In Thousands, Except Per Share Data and Operating Data, as noted below)

                                                                   **1996          1997          1998          1999          2000
                                                                   ------          ----          ----          ----          ----
Statement of Operations:
        Revenue, Net                                             $      -      $  6,458      $ 84,716     $ 175,180     $ 114,964
        Cost of Services                                                -         4,201        33,646        73,613        52,684
        Gross Margin                                                    -         2,257        51,070       101,567        62,280
        Selling, General and Administrative                           942         6,117        25,020        48,375        80,684
        Depreciation and Amortization                                   4           443         4,941        11,720        24,365
        Loss on Resolution of Disputed Revenue*                         -             -             -             -        55,345
        Provision for Disputed Receivables*                             -             -             -             -        40,000
        Earnings (Loss) from Operations                              (946)       (4,303)       21,109        41,472      (138,114)
        Interest Income (Expense), Net                                (17)         (355)        1,623        (2,046)       (3,005)
        Earnings (Loss) before Income Taxes                          (963)       (4,658)       22,732        39,426      (141,119)
        Income Taxes Provision (Benefit)                                -             -         9,305        15,617       (23,727)
        Net Earnings (Loss)                                          (963)       (4,658)       13,427        23,809      (117,392)
        Less: Dividends on Preferred Stock                              -             -             -             -         8,758
        Less: Accretion of Preferred Stock Issuance Cost                -             -             -             -           336
        Net Earnings (Loss) Attributable to Common Shareholders  $   (963)     $ (4,658)     $ 13,427     $  23,809     $(126,486)

        Net Earnings (Loss) Per Share-Basic                      $  (0.06)      $ (0.25)     $   0.53     $    0.87     $   (4.58)
        Net Earnings (Loss) Per Share-Diluted                    $  (0.06)      $ (0.25)     $   0.52     $    0.84     $   (4.58)
        Weighted Average Shares Outstanding-Basic                  17,310        18,653        25,295        27,431        27,618
        Weighted Average Shares Outstanding-Diluted                17,310        18,653        25,804        28,411        27,618

Other Financial Data:
        Capital Expenditures                                     $    280      $ 13,055      $ 47,292     $  57,396     $ 109,740
        Net Cash Flow Used in Operating Activities                 (1,079)       (5,594)      (19,143)      (25,935)      (49,319)
        Net Cash Flow Used in Investing Activities                   (466)       (5,951)      (48,538)      (49,696)     (111,743)
        Net Cash Flow Provided in Financing Activities              2,271        14,008       106,457        48,840       251,709

Operating Data:
        Number of States Served                                         -             1             4             7            12
        Number of Local Switches                                        -             3            11            16            23
        Number of Customers                                             -           142           558         1,946         3,929
        Number of Employees                                            15            78           253           460           816
        Number of Sales Employees                                       3            24            98           180           330

Balance Sheet Data:
        Working Capital (Deficit)                                $    937      $ (2,269)     $ 76,215     $ 113,109     $ 112,402
        Accounts Receivable, Net                                        -         6,006        66,214       193,943        61,164
        Current Assets                                              1,068         9,656       112,184       213,269       160,782
        Property and Equipment, Net                                   276        12,889        56,219       102,002       188,052
        Total Assets                                                1,467        22,681       170,203       320,100       373,158
        Long-Term Debt                                              1,671         5,000        20,000        72,000       130,000
        Series A Redeemable Convertible Preferred Stock                 -             -             -             -       202,854
        Total Stockholders' Equity (Deficiency)                      (355)        5,757       112,975       138,870       (22,250)

        * See Note 7 of the Company's Consolidated Financial Statements for the period ended December 31, 2000.

        ** The Company was a development stage enterprise in 1996. See Note 1 of the Company's Consolidated Financial Statements for the period ended December 31, 2000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions related to reciprocal compensation and access charges owing to the Company by BellSouth, Sprint and other carriers, as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and in other reports which are on file with the Securities and Exchange Commission.

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" on page 26 of this report and the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report.

Company Overview

        US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), and hotels. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Indiana, Delaware, New Jersey, New York, Ohio, Texas, Connecticut and Massachusetts. As of December 31, 2000, US LEC's network was comprised of 23 Lucent 5ESS(R) AnyMedia(TM) digital switches and 17 Lucent CBX500 ATM data switches that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

Revenue and Cost of Services

        US LEC's revenue is comprised of two primary components: (1) fees paid by customers for local, long distance, data, Internet and enhanced services, and
(2) access charges, including reciprocal compensation, which is discussed below. Local, long distance, data, Internet and enhanced service revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities (lines and trunks) in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers ("IXCs") for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation, which is discussed below. US LEC's "core business" revenue is comprised of local, long distance, data, Internet, and enhanced service fees and toll and toll-free access charges other than reciprocal compensation. The Company does not resell any ILEC services.

        Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier's network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers. The majority of the Company's 1998 and 1999 revenue and 11% of its 2000 revenue was earned from reciprocal compensation and is currently being disputed by the incumbent local exchange carriers, primarily BellSouth. This dispute primarily arises from reciprocal compensation charges related to traffic that is terminated to enhanced service providers, including internet service providers. (See Disputed Reciprocal Compensation Revenue appearing below for a description of these proceedings and uncertainties associated with their outcome.)

        Although the Company has generated a majority of its revenue from reciprocal compensation prior to 2000, US LEC was founded to establish a company that would provide a wide array of telecommunications services to its customers and reciprocal compensation is not currently considered to be a part of the Company's core revenue. US LEC has deployed a significant regional network, and as of December 2000 has active switches in 23 sites, serving over 3,900 medium to large size customers. Management believes this customer base, achieved in less than four years, is indicative of the market's acceptance of US LEC's strategy and service offerings in its core business. Management expects the Company's core business revenue to continue to increase and reciprocal compensation to continue to decrease as percentages of total revenue in future periods as US LEC continues to deploy its network, and expand its customer base, and as reciprocal compensation rates decline due primarily to rate reductions in new agreements entered into by the Company with ILECs and to regulatory and legislative changes and decisions.

          In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company executes interconnection agreements with the incumbent carriers. The terms and conditions of the interconnection agreements are effected by the Telecom Act, decisions of state and federal regulatory bodies and negotiation with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that can not be resolved by negotiation or by opting into agreement executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements (See "Business -- Forward Looking Statements and Risk Factors - Interconnection Agreements, and -Disputed Revenues).

        Included in the Company's core revenue are access charges, other than reciprocal compensation. During 2000, such access charges represented approximately 33% of the Company's revenue. Management expects the Company's access revenue to decrease as a percentage of total revenue as the Company's end customer billings continue to increase, and as access rates decline due primarily to regulatory changes and decisions. The Company has filed an action against Sprint to collect access charges for the origination and termination of toll and toll-free calls (See Disputed Access Revenues appearing below for a description of these proceedings and uncertainties associated with their outcome.)

        In 2000, the Company began deferring installation revenue from end customers and from other carriers. The Company is amortizing this revenue over the average life of the contract. As of December 31, 2000, the Company had $0.6 million recorded in Deferred Revenue on its Consolidated Balance Sheet. In addition, the Company had $1.5 million recorded in Other Liabilities for the noncurrent portion of the Deferred Revenue.

        The Company's cost of services is comprised primarily of two types of charges: leased transport charges which comprise approximately three-fourths of the Company's cost of services and usage sensitive charges (primarily usage charges associated with the Company's off net toll and toll free services and access and reciprocal compensation charges owing to other carriers) which comprise approximately one-fourth of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to its switch and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers.

        In 2000, the Company began deferring installation charges from ILECs related to Network and End Customer Facilities. The Company is amortizing these costs over the average life of the contract. During the period ended December 31, 2000, the Company amortized $0.6 million of deferred installation charges into Cost of Sales. As of December 31, 2000, the Company had $1.2 million recorded in Other Current Assets and $1.7 million recorded in Other Assets on its Consolidated Balance Sheet.

Selling, General and Administrative Expenses; Depreciation and Amortization

        In addition to the costs of services described above, the Company incurs certain other expenses. The largest component of selling, general and administrative expense ("SG&A") relates to employee salaries, related taxes and benefits, and other incentive-based compensation. Other major categories of SG&A include expenses associated with leasing real estate for the Company's offices and switching centers insurance, travel, supplies, legal and accounting.

        Depreciation and amortization expense is primarily due to capital expenditures made by the Company. Gross property, plant and equipment increased from $61.3 million in 1998, to $118.5 million in 1999, and $228.0 million in 2000. Depreciation and amortization expense increased from $4.9 million in 1998, to $11.7 million in 1999 and $24.4 million in 2000.

        As the Company continues to build its network, SG&A and depreciation and amortization expense is expected to continue to grow.

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

        Net revenue decreased to $115.0 million for the year ended December 31, 2000, from $175.2 million in 1999. The significant decrease in revenue resulted from the elimination of reciprocal compensation revenue related to Metacomm and a reduction of local interconnect rates, partially offset by the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company's core business revenue continued to grow in 2000. Core business revenue, or revenue other than reciprocal compensation and related facility revenue, increased to $101.9 million for the year ended December 31, 2000 from $53.5 million for the year ended December 31, 1999, an increase of over 90%. For the years ended December 31, 2000 and 1999, reciprocal compensation and related facility revenue decreased to $13.2 million from $121.7 million, respectively, net of allowances. The Company recorded a $27.8 million reduction against reciprocal compensation revenue and related receivables for the year ended December 31, 1999 due to the judicial and regulatory proceedings related to this disputed revenue and management's assessment that the collectibility of such revenue was not assured. As of December 31, 1999, the total allowance offsetting the disputed receivables totaled $39.8 million. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. (See Disputed Revenue appearing below).

        The loss on the resolution of disputed revenue was a result of the March 31,2000 NCUC Order that relieved BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55 million in the first quarter of 2000. This charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million, and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. The Company is currently working with BellSouth to determine the definitive amounts.

        The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52 million provision is netted on the Company's Consolidated Statement of Operations against a $12 million reduction in commissions payable on those receivables, resulting in the $40 million provision on the

Company's Consolidated Statement of Operations. Management believes this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and due to Sprint's failure to pay US LEC's access charges (See Disputed Revenue below).

        Cost of services is comprised primarily of leased transport, facility installation, and usage charges. In 1999, cost of services also included commission payable to Metacomm on reciprocal compensation revenue. Cost of services decreased from $73.6 million, or 42% of revenue, for 1999 to $52.7 million, or 46% of revenue, for 2000. This decrease in cost of services was primarily a result of the decrease in local interconnect rates and the elimination of commissions payable to Metacomm on reciprocal compensation revenue, partially offset by the increase in the size of US LEC's network, and increased usage by its customers other than Metacomm. The increase in cost of services as a percentage of revenue was due to the increase of core revenue as a percentage of total revenue and the one-time costs associated with entering several new markets.

        Selling, general and administrative expenses for the year ended December 31, 2000 increased to $80.7 million, or 70% of revenue, compared to $48.4 million, or 28% of revenue, for the year ended December 31, 1999. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with litigation. The increase in SG&A expense as a percentage of revenue in 2000 was primarily due to the reduction in reciprocal compensation revenue.

        Depreciation and amortization for 2000 increased to $24.4 million from $11.7 million in 1999 primarily due to the increase in depreciable assets in service related to US LEC's network expansion.

        Interest income for 2000 increased to $4.8 million from $1.1 million in 1999. The increase in interest income in 2000 was primarily due to the investing of a portion of the proceeds from the issuance of Series A Mandatorily Redeemable Convertible Preferred Stock on April 11, 2000.

        Interest expense for 2000 increased to $7.8 million from $3.1 million in 1999. This increase in interest expense was primarily due to increased borrowings under the Company's credit facility and an increase in interest rates.

        For the year ended December 31, 2000, the Company recorded a $23.7 million income tax benefit, compared to $15.6 million in expense in 1999. The $23.7 million benefit for the year ended December 31, 2000 is a net amount which includes a $35.7 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

        Net loss for 2000 amounted to $117.4 million, compared to net earnings of $23.8 million for 1999. Dividends paid and accrued on Series A Mandatorily Redeemable Convertible Preferred Stock for the year ended December 31, 2000 amounted to $8.8 million (See Note 6 of the Company's Consolidated Financial Statements). The accretion of preferred stock issuance cost was $0.3 million for the year ended December 31, 2000.

         As a result of the foregoing, net loss attributable to common shareholders for the year ended December 31, 2000 amounted to $126.6 million, or ($4.58) per share (diluted), compared to net earnings of $23.8 million, or $0.84 per share (diluted) for 1999. The increase in net loss and net loss per share is attributed to the factors discussed above.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

        Net revenue increased to $175.2 million for the year ended December 31, 1999, from $84.7 million in 1998. Due to the disputed reciprocal compensation issues as described below, the Company recorded a $27.8 million and $12.0 million allowance against reciprocal compensation revenue and related receivables for the years ended December 31, 1999 and 1998, respectively, bringing the total allowance offsetting the related receivables to $39.8 million at December 31, 1999. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments. This allowance was made due to the judicial and regulatory proceedings related to this disputed revenue. (See Disputed Revenue below).

        Cost of services in 1998 and 1999 was comprised primarily of leased transport, facility installation, commissions and usage charges. Cost of services increased from $33.6 million for 1998 to $73.6 million for 1999. This increase was primarily a result of the increase in the size of US LEC's network, increased usage by its customers, and increased commissions on reciprocal compensation. For the years ended December 31, 1998 and 1999, network costs represented 40% and 42% of revenue, respectively. The increase in cost as a percentage of revenue was due to total revenue and the one-time costs associated with entering several new markets.

        SG&A for 1999 increased to $48.4 million, or 28% of revenue, compared to $25.0 million, or 30% of revenue, for 1998. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expanded into new markets, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with the BellSouth litigation.

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


Liquidity and Capital Resources

        US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $111.6 million and $49.7 million for the years ended December 31, 2000 and 1999, respectively. In December 1999, the Company amended its senior secured credit facility increasing the amount available from $75.0 million to $150.0 million. As of December 31, 2000, the outstanding amount under the credit facility was $130.0 million; therefore, $20.0 million was available to borrow under the credit facility. While management believes the $106 million in cash and $20.0 million of availability under the loan agreement will fund the Company's announced expansion to EBITDA positive, funding for expansion beyond the Company's announced network deployment and funding to free cash flow positive may require additional financing unless the Company receives significant payment of the amounts due to the Company from BellSouth, excluding amounts related to Metacomm, or from Sprint (See Disputed Revenues appearing below appearing below for a further discussion related to reciprocal compensation and other disputed amounts.)

        On April 11, 2000, the Company issued $200 million of its Series A Mandatorily Redeemable Convertible Preferred Stock to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). See Note 6 to the Company's Consolidated Financial Statements for a description of this transaction and the terms of the Preferred Stock. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194 million.

        Cash used in operating activities was approximately $49.3 million in 2000 compared to $25.9 million in 1999. The increase in cash used in operating activities was primarily due to the increase in operational activities associated with the growth of the Company. Additionally, the majority of the Company's gross accounts receivable at December 31, 2000 continue to be amounts due from BellSouth for reciprocal compensation, facility charges, and other charges. Although the Company received a payment of $11.2 million from BellSouth in July 1999 representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina, management expects receivables due from BellSouth to continue to increase until the judicial and regulatory proceedings with BellSouth are resolved. The Company has the same expectations regarding receivables from Sprint until those judicial proceedings are resolved. (See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and other disputed amounts due from BellSouth and Sprint.)

        Cash used in investing activities increased to $111.7 million in 2000 from $49.7 million in 1999. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets during 2000.

        Cash provided by financing activities increased to $251.7 million for 2000 from $48.8 million in 1999. The increase was primarily due to the issuance of $200 million in Series A Mandatorily Redeemable Convertible Preferred Stock (see above) and proceeds from borrowing under the Company's credit facility.

Disputed Revenues

         The deregulation of the telecommunications industry and the implementation of the Telecommunications Act of 1996 have embroiled the industry and the Company in numerous proceedings in arbitration, state regulatory commissions, and the courts, as well as disputes over pending legislation over issues including reciprocal compensation and access rates, the characterization of traffic for compensation purposes, and the interpretation of interconnection agreements, among other issues. Rulings or legislation adverse to the Company on any of the issues, which are material to it, could have an adverse impact on the Company's financial results or its operations.

        The Company is involved in several legal and regulatory proceedings regarding revenues and receivables from ILECs, IXCs and other carriers. As of December 31, 2000, the Company's gross accounts receivable was approximately $115 million, of which approximately $77 million was attributed to BellSouth and approximately $13 million was attributed to Sprint.

         In the case of BellSouth, the majority of the receivables are being disputed primarily due to issues regarding reciprocal compensation for ISPs and certain rate issues. In the case of Sprint, a significant portion of the receivable is being disputed based on access rates. The following paragraphs discuss in detail each of the material disputes and associated regulatory or legal proceeding.

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

         On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge. Management believes that this adjustment will not be material to the Company's operating results or financial position. If the negotiations are unsuccessful, the Company will seek a lifting of the stay and seek a hearing and ruling from the NCUC on its claims against BellSouth.

         In 2000, additional paid-in capital has been reduced by $36 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company. (See Note 14 to the Company's Consolidated Financial Statements)

         Other Disputed Reciprocal Compensation Revenue - The Company is also a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for non-Metacomm related reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

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

         In addition to denying BellSouth's request for a further stay, the NCUC filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") of the U.S. District Court-NC's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to a proceeding in the federal courts. The Company also appealed and the United States Justice Department intervened in the appeal. On February 14, 2001 the 4th Circuit issued a ruling in favor of the Company and the NCUC, ruling that the U.S. District Court - NC did not have subject matter jurisdiction over the appeal of an enforcement proceeding and ruling the NCUC was immune from suit under the Eleventh Amendment of the United States Constitution. On March 5, 2001, the United States Supreme Court granted a petition for certiorari in which it agreed to consider these issues in a case originating in the U.S. Circuit Court of Appeals for the Seventh Circuit. The Company anticipates that BellSouth will seek review of the Fourth Circuit Court's ruling by the Supreme Court as well.

         On July 16, 1999, the Company received a payment of $11.2 million from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in North Carolina, but BellSouth has not paid the entire amount due to the Company for non-Metacomm reciprocal compensation.

        Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. On October 2, 2000, the U.S. District Court - GA denied the Company's request for reconsideration of the order allowing BellSouth to pay amounts due into court. The Georgia State and Federal Courts are setting a briefing schedule for the proceeding, and the Company and expects a decision sometime in 2001. The GAPSC held a hearing on the tandem/end office rate issue on March 8, 2001, but has not yet rendered a decision. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

         Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The FLPSC will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for some of the traffic at issue. The hearing is scheduled to take place later in 2001.

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

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order with respect to the eligibility of ISP traffic for reciprocal compensation. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) or attempt to expand the pending proceedings challenging amounts owed to the Company. In this regard, BellSouth has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding bought by Intermedia Communications, Inc ("Intermedia"). The impact of this ruling has not yet been determined, and the Company has been informed that Intermedia intends to appeal the decision. Proceedings on the same issue are pending decision in Georgia and North Carolina.

         FCC's ISP Ruling and Related Proceedings -- In February, 1999, the FCC issued a declaratory ruling (the "ISP Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that, in light of its long-standing policy of treating calls to ISPs as though they were local, where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling.

         On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit also concluded that the FCC had failed to explain why its jurisdictional analysis had any relevance to the issue of whether calls to ISPs should be eligible for reciprocal compensation. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider those questions in light of the D.C. Circuit's ruling. On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling. Initial comments were filed on July 21, 2000. Reply comments were filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.

         To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at December 31, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it had so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama, and the GAPSC decision was affirmed by the United States District Court of the Northern District of Georgia. The FLPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states (The Company does not have ISP reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also universally supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh, Ninth and Tenth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the underlying decisions of the state regulatory agencies that reciprocal compensation is due for traffic terminated to ISPs.

         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, or in any federal or state appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of December 31, 2000 included approximately $54 million of earned, but uncollected, disputed reciprocal compensation related to non-Metacomm related ISP traffic.

         Legislation - At the end of the last session of Congress, legislation was introduced in the United States House of Representatives and the United States Senate that would eliminate all reciprocal compensation for calls to ISPs and, under some proposals, for all local calls. A House subcommittee approved a version of this legislation. No action was taken in the Senate. If this or similar legislation were to become law, it would have a material adverse effect on the Company.

         GTE Reciprocal Compensation Dispute in North Carolina - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") (now Verizon South Incorporated) for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650 thousand). GTE challenged the decision of the arbitrator in the U.S. District Court for the Eastern District of North Carolina. This challenge was denied by the U.S. District Court for the Eastern District of North Carolina and judgement was entered in the Company's favor on January 11, 2001. The judgement was not appealed so it is a final judgement.

         In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. The hearing in this arbitration took place on February 26-27, 2001, and all post-hearing briefs are scheduled to be filed by April 23, 2001. Although the Company cannot predict when this arbitrator will issue a decision, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling. The Company anticipates that GTE will appeal any ruling adverse to it.

        Existing BellSouth Interconnection Agreements -- In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The Agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state, and therefore will expire at varying dates in 2002. The Agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states. The Company has adopted new interconnection agreements in North Carolina, Florida and Tennessee, all of which relate back to January 1, 2000 and which expire April 2002, October 2002 and November 2002, respectively. These agreements provide for reciprocal compensation for all local traffic, including ISP traffic, at rates significantly lower than in the Company's prior interconnection agreements. However, the agreement for North Carolina provides for a true-up of payments made for ISP traffic should the FCC determine that reciprocal compensation is not owing for ISP traffic and that determination is given retroactive effect. The Company continues to seek interconnection agreements with BellSouth in Alabama and Georgia. The Company's existing agreements with BellSouth in these states have expired, but continue in force until new interconnection agreements are signed. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other CLECs. These new agreements will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates, but, unlike the agreements in South Carolina, Kentucky, Louisiana and Mississippi, the Company does not anticipate that payment of reciprocal compensation for

ISP traffic would be affected by a true up provision.

        Interconnection Agreements - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company has signed interconnection agreements with various ILECs, including BellSouth Telecommunications, Inc. ("BellSouth"), Sprint Communications Company L.P. ("Sprint"), Verizon Communications ("Verizon") and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed multiple agreements with BellSouth which govern relationships in all nine states (See "Existing BellSouth Interconnection Agreements" above).

        Agreements with GTE are in force in states where GTE and the Company operates. The agreement for Virginia expired in July 2000, and remains in force and effect until a new agreement is executed. All other agreements expire during 2001 or 2002.

        The Company also has interconnection agreements with Verizon in the states of Virginia, Pennsylvania, Maryland, Delaware, New Jersey and the District of Columbia. Each of these agreements expired in 2000, and remain in force and effect until a new agreement is entered into by Verizon and the Company. The Company continues to seek new interconnection agreements in these states.

        Agreements with Sprint are in force and effect in Florida, Virginia, North Carolina and Tennessee.

        Disputed Access Revenues - A number of IXCs have refused to pay access charges to CLECs, including those of the Company, on the allegation that the access charges exceed those of the ILEC serving that territory in an apparent effort to induce the CLECs, including the Company, to reduce access charges. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates. In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 2000, Sprint owed the Company approximately $13 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint believes are just and reasonable. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). This decision is now final, as AT&T did not appeal the FCC's ruling. In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's rates. Sprint has appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, and oral argument is scheduled for April 20, 2001. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint (See "Business -- Forward Looking Statements and Risk Factors - Legal Proceedings").

Effect of Recently Issued Accounting Pronouncements

        Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS

No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), to provide guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The Company adopted SAB 101 effective October 1, 2000. Management believes such adoption does not have a material effect on results of operations or the financial position of the Company.

Recent Significant Development

        On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. The agreement provides in material part (1) that Mr. Aab will make a contribution to the capital of the Company by delivering to the Company for cancellation 2 million shares of Class B Common Stock currently controlled by Mr. Aab, (2) that Mr. Aab and Mr. Ganatra will convert all of the then remaining and outstanding shares of Class B Common Stock - a total of approximately 14,500,000 such shares will be outstanding after the 2,000,000 shares are cancelled - into the same number of shares of Class A Common Stock, (3) the Company will agree to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company will agree to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

        The agreement is subject to obtaining a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000,000 shares of Class B Common Stock and the conversion of approximately 14,500,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock will result in the realization by the Company and its Class A shareholders of value equal to the outstanding Metacomm obligation, receipt by the Company of a favorable tax opinion, and the receipt of certain consents.

        The Company expects that the proposed transaction will be consummated within 60 days. Upon closing of the transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) will decrease by 2,000,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab will no longer have voting control of the Corporation's Common Stock, although he will remain its largest single shareholder. For purposes of illustration, had this subsequent event occurred on January 1, 2000, the weighted average number of shares outstanding for the year ended December 31, 2000 would have equaled approximately 25,618,000 and the Company's net loss per common share would have been $(4.94) diluted versus $(4.58) as reported.

        As a result of this transaction, the Company will not receive any cash or cash equivalents in settlement of the Metacomm obligation. Management has not included receipt of cash for this obligation for the funding of the Company's anticipated capital needs. The completion of the settlement transaction will not have any impact on the computation of the Company's Net Earnings (Loss) Attributable to Common Stockholders in the Company's Consolidated Statement of Operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2000, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
US LEC Corp.
Charlotte, North Carolina


         We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 7 to the financial statements, a significant portion of the Company's accounts receivable and revenues relate to reciprocal compensation and access charges which are currently in dispute.



/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2001

                          US LEC Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                                   December 31,       December 31,
                                                                                                      1999               2000
                                                                                                   ---------          ---------
     Assets

       Current Assets
         Cash and cash equivalents                                                                 $  15,174          $ 105,821
         Restricted cash                                                                               1,173              1,300
         Accounts receivable (net of allowance of $40,074 at
           December 31, 1999 and $1,523 at December 31, 2000)                                        193,943             48,859
         Prepaid expenses and other assets                                                             2,979              4,802
                                                                                                   ---------          ---------
         Total current assets                                                                        213,269            160,782
     Property and Equipment, Net                                                                     102,002            188,052
     Accounts Receivable (net of an allowance of $0 at December 31, 1999
          and $52,000 at December 31, 2000)                                                                -             12,306
     Deferred Income Taxes                                                                                 -              4,148
     Other Assets                                                                                      4,829              7,871
                                                                                                   ---------          ---------
     Total Assets                                                                                  $ 320,100          $ 373,159
                                                                                                   =========          =========
     Liabilities and Stockholders' Equity (Deficiency)

        Current Liabilities
           Accounts payable                                                                        $  13,050          $  13,684
           Deferred revenue                                                                            1,702              3,350
           Accrued network costs                                                                      12,911              9,302
           Accrued commissions, net - related party                                                   22,809                  -
           Deferred income taxes                                                                      15,160              4,148
           Commissions payable                                                                        23,702              7,012
           Accrued expenses - other                                                                   10,826             10,884
                                                                                                   ---------          ---------
              Total current liabilities                                                              100,160             48,380
                                                                                                   ---------          ---------
     Long-Term Debt                                                                                   72,000            130,000
     Commissions Payable                                                                                                  9,860
     Deferred Income Taxes                                                                             8,796                  -
     Other Liabilities                                                                                   274              4,315

     Series A Mandatorily Redeemable Convertible Preferred Stock
         (0 and 10,000 authorized shares, 0 and 209,136 shares issued and outstanding with redemption values of $0 and $208,758 at December 31, 1999 and 2000,
         respectively)   (see Note 6)                                                                      -            202,854

     Stockholders' Equity (Deficiency)
        Common stock-Class A, $.01 par value (72,925 and 122,925 authorized shares, 10,426
             and 10,934 outstanding at December 31, 1999 and December 31, 2000, respectively)            104                109
        Common stock-Class B, $.01 par value (17,075 authorized shares, 17,075 and 16,835
             outstanding at December 31, 1999 and December 31, 2000, respectively)                       171                168

        Additional paid-in capital (see Note 11)                                                     108,665             73,813
        Retained earnings (deficit)                                                                   30,365            (96,121)
        Unearned compensation  - stock options                                                          (435)              (219)
                                                                                                   ---------          ---------
              Total stockholders' equity (deficiency)                                                138,870            (22,250)
                                                                                                   ---------          ---------
     Total Liabilities and Stockholders' Equity (Deficiency)                                       $ 320,100          $ 373,159
                                                                                                   =========          =========

                       See notes to consolidated financial statements

                            US LEC Corp. and Subsidiaries
                        Consolidated Statements of Operations
                For the Years Ended December 31, 1998, 1999, and 2000
                        (In Thousands, Except Per Share Data)

                                                                                    1998              1999               2000
                                                                                  --------         ---------           ---------
   Revenue, Net (Notes 2, 7 and 9 - includes related party transactions
     totaling $6,239 and $9,511 in 1998 and 1999, respectively)                   $ 84,716         $ 175,180           $ 114,964
   Cost of Services (Notes 7 and 9 - includes related party transactions
     totaling $19,759 and $38,990 in 1998 and 1999, respectively)                   33,646            73,613              52,684
                                                                                  --------         ---------           ---------
   Gross Margin                                                                     51,070           101,567              62,280

   Selling, General and Administrative Expenses                                     25,020            48,375              80,684
   Loss on Resolution of Disputed Revenue (Note 7)                                       -                 -              55,345
   Provision for Disputed Receivables, Net (Note 2)                                      -                 -              40,000
   Depreciation and Amortization                                                     4,941            11,720              24,365
                                                                                  --------         ---------           ---------
   Earnings (Loss) from Operations                                                  21,109            41,472            (138,114)

   Other (Income) Expense
   Interest Income                                                                  (1,860)           (1,050)             (4,834)
   Interest Expense (Note 4)                                                           237             3,096               7,839
                                                                                  --------         ---------           ---------
   Earnings (Loss) Before Income Taxes                                              22,732            39,426            (141,119)

   Income Tax Provision (Benefit) (Note 8)                                           9,305            15,617             (23,727)
                                                                                  --------         ---------           ---------
   Net Earnings (Loss)                                                              13,427            23,809            (117,392)
                                                                                  --------         ---------           ---------
   Less: Preferred Stock Dividends                                                       -                 -               8,758
   Less: Accretion of Preferred Stock Issuance Cost                                      -                 -                 336

   Net Earnings (Loss) Attributable to Common Stockholders                        $ 13,427         $  23,809           $(126,486)
                                                                                  ========         =========           =========

   Net Earnings (Loss) Per Common Share (Note 12):
       Basic                                                                      $   0.53         $    0.87           $   (4.58)
                                                                                  ========         =========           =========
       Diluted                                                                    $   0.52         $    0.84           $   (4.58)
                                                                                  ========         =========           =========
   Weighted Average Number of Shares Outstanding (Note 12):
       Basic                                                                        25,295            27,431              27,618
                                                                                  ========         =========           =========
       Diluted                                                                      25,804            28,411              27,618
                                                                                  ========         =========           =========

                    See notes to consolidated financial statements

                          US LEC Corp. and Subsidiaries
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              For the years ended December 31, 1998, 1999 and 2000
                                 (In Thousands)

                                                                               Common Stock         Common Stock
                                                                                 Class A              Class B
                                                                         -----------------------------------------
                                                                         -----------------------------------------
Balance, December 31, 1997                                                    3,855  $  39         16,595  $ 166
   Public stock offering                                                      6,325     63              -      -
   Conversion of $5,000 stockholder loans for 481 shares
     of Class B common stock                                                      -      -            481      5
   Dividend (Note 4)                                                              -      -              -      -
   Issuance of stock warrants                                                     -      -              -      -
   Unearned compensation - stock options                                          -      -              -      -
   Exercise of warrants                                                         165      1              -      -
   Tax effects related to warrants                                                -      -              -      -
   Net earnings                                                                   -      -              -      -
                                                                         -----------------------------------------

Balance, December 31, 1998                                                   10,345    103         17,076    171
   Exercise of stock options                                                     14      -              -      -
   Exercise of warrants                                                           5      -              -      -
   Tax effects related to stock options and warrants                              -      -              -      -
   Issuance of Shares                                                            62      1              -      -
   Unearned compensation - stock options                                          -      -              -      -
   Net earnings                                                                   -      -              -      -
                                                                         -----------------------------------------

Balance, December 31, 1999                                                   10,426    104         17,076    171
   Exercise of stock options                                                     28      -              -      -
   Exercise of warrants                                                         131      1              -      -
   Tax effects related to stock options and warrants                              -      -              -      -
   Issuance of Shares                                                           108      1              -      -
   Unearned compensation - stock options                                          -      -              -      -
   Accretion of preferred stock issuance cost                                     -      -              -      -
   Conversion of Class B Common Shares
        to Class A Common Shares                                                241      3           (241)    (3)
   Deemed distribution to related party                                           -      -              -      -
   Preferred Stock Dividends                                                      -      -              -      -
   Net loss                                                                       -      -              -      -
                                                                         -----------------------------------------

Balance, December 31, 2000                                                   10,934  $ 109         16,835  $ 168

                 See Notes to Consolidated Financial Statements

                                                                                                  Unearned
                                                              Additional          Retained      Compensation
                                                                Paid-In           Earnings          Stock
                                                                Capital          (Deficit)         Options         Total
                                                               -----------------------------------------------------------
Balance, December 31, 1997                                     $ 11,173         $   (5,621)        $      -     $    5,757
  Public stock offering                                          87,079                  -                -         87,142
  Conversion of $5,000 stockholder loans for 481 shares
    of Class B common stock                                       4,995                  -                -          5,000
  Dividend (Note 4)                                               1,250             (1,250)               -              -
  Issuance of stock warrants                                         75                  -                -             75
  Unearned compensation - stock options                             819                  -             (655)           164
  Exercise of warrants                                              471                  -                -            472
  Tax effects related to warrants                                   938                  -                -            938
  Net earnings                                                        -             13,427                -         13,427
                                                               -----------------------------------------------------------
Balance, December 31, 1998                                      106,800              6,556             (655)       112,975
  Exercise of stock options                                         103                  -                -            103
  Exercise of warrants                                               14                  -                -             14
  Tax effects related to stock options and warrants                  28                  -                -             28
  Issuance of Shares                                              1,749                  -                -          1,750
  Unearned compensation - stock options                             (29)                 -              220            191
  Net earnings                                                        -             23,809                -         23,809
                                                               -----------------------------------------------------------
Balance, December 31, 1999                                      108,665             30,365             (435)       138,870
  Exercise of stock options                                         286                  -                -            286
  Exercise of warrants                                              372                  -                -            373
  Tax effects related to stock options and warrants                 228                  -                -            228
  Issuance of Shares                                                442                  -                -            443
  Unearned compensation - stock options                             (65)                 -              216            151
  Accretion of preferred stock issuance cost                          -               (336)               -           (336)
  Conversion of Class B Common Shares
     to Class A Common Shares                                         -                  -                -              -
  Deemed distribution to related party                          (36,115)                 -                -        (36,115)
  Preferred Stock Dividends                                           -             (8,758)               -         (8,758)
  Net Loss                                                            -           (117,392)               -       (117,392)
                                                               -----------------------------------------------------------
Balance, December 31, 2000                                      $73,813            (96,121)          $ (219)       (22,250)

                 See Notes to Consolidated Financial Statements

                          US LEC Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                     1998           1999            2000
                                                                                  ---------       ---------       ----------
    Operating Activities
         Net earnings (loss)                                                      $  13,427       $  23,809       $ (117,392)
                                                                                  ---------       ---------       ----------
         Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
             Depreciation and amortization                                            4,941          11,720           24,365
             Loss on resolution of disputed revenue                                       -               -           55,345
             Accounts receivable allowance                                           12,024          28,050           40,449
             Stock compensation                                                         240               -                -
             Deferred compensation                                                     (655)            191              150
             Deferred income taxes                                                    8,367          15,617          (23,727)

             Changes in assets and liabilities which provided (used) cash:
                  Accounts receivable                                               (74,177)       (155,779)         (33,983)
                  Prepaid expenses and other assets                                    (579)            495           (1,414)
                  Other assets                                                       (1,271)            (41)          (2,827)
                  Accounts payable                                                    1,609             (96)           1,131
                  Deferred revenue                                                     (312)            873            1,648
                  Accrued network costs                                               2,737           8,390           (4,460)
                  Customer commissions payable                                        4,160          19,103            5,169
                  Other liabilities - noncurrent                                          -             274            4,041
                  Accrued commissions payable - related party                         5,264          17,464                -
                  Accrued expenses - other                                            5,082           3,995            2,186
                                                                                  ---------       ---------       ----------
                      Total adjustments                                             (32,570)        (49,744)          68,073
                                                                                  ---------       ---------       ----------
                      Net cash used in operating activities                         (19,143)        (25,935)         (49,319)
                                                                                  ---------       ---------       ----------
    Investing Activities
         Purchase of property and equipment                                         (47,721)        (49,690)        (111,616)
         Purchases of certificates of deposit and restricted cash                      (817)             (6)            (127)
                                                                                  ---------       ---------       ----------
                      Net cash used in investing activities                         (48,538)        (49,696)        (111,743)
                                                                                  ---------       ---------       ----------
    Financing Activities
         Proceeds from public stock offering                                         87,142             114                -
         Net proceeds from issuance of Series A Preferred Stock                           -               -          193,760
         Proceeds from exercise of stock options, warrants, and Employee
          Stock Purchase Plan                                                           471               -            1,105
         Proceeds from long-term debt                                                20,000          52,000          155,000
         Payments on long-term debt                                                       -               -          (97,000)
         Payment for deferred loan fees                                              (1,156)         (3,274)          (1,156)
         Proceeds from notes payable - stockholders                                   3,289
         Repayment of notes payable - stockholders                                   (3,289)              -                -
                                                                                  ---------       ---------       ----------
                      Net cash provided by financing activities                     106,457          48,840          251,709
                                                                                  ---------       ---------       ----------
    Net (Decrease) Increase in Cash and Cash Equivalents                             38,776         (26,791)          90,647

    Cash and Cash Equivalents, Beginning of Period                                    3,189          41,965           15,174
                                                                                  ---------       ---------       ----------
    Cash and Cash Equivalents, End of Period                                      $  41,965       $  15,174       $  105,821
                                                                                  =========       =========       ==========
    Supplemental Cash Flow Disclosures
         Cash Paid for Interest                                                   $     505       $   2,748       $    7,377
                                                                                  =========       =========       ==========
         Cash Paid for Taxes                                                      $   1,860       $       2       $        -
                                                                                  =========       =========       ==========

  Supplemental Noncash Investing and Financing Activities:
       At December 31, 1998, 1999, and 2000, $6,838, $11,079, and $10,696,
         respectively, of property and equipment additions are included in outstanding accounts payable.
       During 1998, the majority stockholder converted $5,000 of loans to the
         Company for 481 shares of Class B Stock.
           The dividend resulting from the cancellation of the loan was $1,250.

         See notes to consolidated financial statements

                          US LEC Corp. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 1998, 1999, and 2000
                      (In Thousands, Except Per Share Data)


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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition - The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exist (2) services have been rendered (3) sellers price to the buyer is fixed or determinable and
(4) collectibility is reasonably assured. Reciprocal compensation that we earn as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network. To date, a majority of our reciprocal compensation revenue has been generated from traffic originated by customers of BellSouth Telecommunications, Inc. ("BellSouth"). The billing, payment and other arrangements for this reciprocal compensation are governed by interconnection agreements between BellSouth and the Company. For 1998, 1999 and 2000, revenues are recorded net of amounts which are due to a customer or outside sales agent pursuant to each respective telecommunications service contract as well as an allowance for early termination fees. For the years ended December 31, 1999, and December 31, 2000, commissions expense of $25,265 and $7,499, respectively, and revenue reductions related to early termination fees of $121 and $757, respectively, are netted with gross revenues in the accompanying financial statements. Early termination fees are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned. Reciprocal compensation represents the compensation paid to and by a competitive local exchange carrier ("CLEC") and the incumbent local exchange carrier ("ILEC") for termination of a local call on the other's network. During 1998, the Company began recognizing all reciprocal compensation revenue in the period in which the service was provided as a result of the decision made by the North Carolina Utilities Commission ("NCUC") on February 26, 1998, in favor of the Company. However, due to regulatory and judicial proceedings related to reciprocal compensation revenue, the Company established an allowance against accounts receivable of $39,823 at December 31, 1999, which had been recorded as a reduction of revenue of

$12,000 and $27,823 throughout the years ended December 31, 1998, and December 31, 1999, respectively (See Note 7).

        In 2000, the Company began deferring installation revenue from End Customers and from other Carriers. The Company is amortizing this revenue over the average life of the contract. As of December 31, 2000, the Company had $579 recorded in Deferred Revenue on the accompanying Consolidated Balance Sheet. In addition, the Company had $1,463 recorded in Other Liabilities for the noncurrent portion of the Deferred Revenue.

        Cost of Sales - The Company's cost of services is comprised primarily of two types of charges: leased transport charges which comprise approximately two-thirds of the Company's cost of services and usage sensitive charges (primarily usage charges associated with the Company's off net toll and toll free services and access and reciprocal compensation charges owing to other carriers) which comprise approximately one-third of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to its switch and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers.

         In 2000, the Company began deferring installation charges from ILECs related to Network and End Customer Facilities. The Company is amortizing these costs over the average life of the contract. During the period ended December 31, 2000, the Company amortized $600 of deferred installation charges into Cost of Sales. As of December 31, 2000, the Company had $1,177 recorded in Other Current Assets and $1,749 recorded in Other Assets the accompanying Consolidated Balance Sheet.

        Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

        Restricted Cash - The restricted cash balance as of December 31, 1999 and December 31, 2000 serves as collateral for letters of credit related to certain office leases.

        Accounts Receivable - The majority of the Company's gross accounts receivable at December 31, 1998, 1999, and 2000, arose from reciprocal compensation revenue earned in accordance with terms of an interconnection agreement with BellSouth. Due to regulatory and judicial proceedings related to this revenue, the Company recognized such revenues net of estimated disputed amounts for which collection was not assured during 1998 and 1999, resulting in an allowance against accounts receivable of $39,823 at December 31, 1999. This allowance was subsequently reversed in connection with the write-off of the Metacomm receivable in the first quarter of 2000.

        The $52,000 allowance against accounts receivable at December 31, 2000, was considered necessary due to a number of factors which occurred during 2000; including, negotiated rates for ISP reciprocal compensation in the Company's new interconnection agreements, and the age of some of the receivables which management continues to believe are due from BellSouth. The charge of $52,000 related to this allowance is netted on the Company's Statement of Operations, against a $12,000 reduction in commissions payable on those receivables, for which commissions were not due until the related receivables were collected, resulting in a $40,000 net charge (See Note 7).

        The Company has reserved an additional $1.5 million related to non-reciprocal compensation revenue. In addition, the Company has reclassified any remaining accounts receivable related to disputed reciprocal compensation earned prior to January 1, 2000 as non-current on the December 31, 2000 balance sheet, since management now believes that payment on those receivables may not be received during the next year.

        Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements as noted below.

The estimated useful lives of the Company's principal classes of property and equipment are as follows:

      Telecommunications switching and other equipment       5 - 9 years
      Office equipment, furniture and other                  5 years
      Leasehold improvements                                 The lesser of the estimated
                                                             useful lives or the lease term

        The Company capitalized $264 and $1,025 in payroll related costs and $81 and $0 in interest costs during the years ended December 31, 1999 and 2000, respectively in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

        Long-Lived Assets - The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

        Accrued Network Costs - Accrued network costs include management's estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not been received by the Company. Management's estimate is developed from the number of lines and facilities in service, minutes of use and rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company's financial statements.

        Debt Issuance Cost - The Company capitalizes loan fees associated with securing long term debt and amortizes such deferred loan fees over the term of the debt agreement. The Company had deferred loan fees (net of accumulated amortization) of $4,405 and $4,738 as of December 31, 1999 and 2000, respectively, recorded in other assets on the accompanying balance sheet which are being amortized over 7 years. (See Note 5)

        Fair Value of Financial Instruments - Management believes the fair values of the Company's financial instruments, including cash equivalents, restricted cash, accounts receivables, and accounts payable approximate their carrying value. In addition, because the long-term debt consists of variable rate instruments, their carrying values approximate fair values.

        Income Taxes - Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

        Concentration of Risk - The Company is exposed to concentration of credit risk principally from trade accounts receivable. The Company's trade customers are located in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its customers but does not typically require collateral deposits to support customer receivables. Credit risk may be reduced by the fact that the Company's most significant trade receivables are from large, well-established telecommunications entities.

However, at December 31, 1999 and 2000, the majority of the gross accounts receivable balance is due from BellSouth and is currently in dispute (See Note
7).

        The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements for all of its current operating networks, and a number of these agreements were re-negotiated in 1999 and 2000. Management believes that suitable interconnection agreements can be negotiated for the remaining agreements that have expired and, accordingly, does not expect any disruption of services. The interconnection agreement with BellSouth expired on December 31, 1999, but continues in force until new interconnection agreements are reached. The Company has reached agreements with BellSouth for Florida, Kentucky, Louisiana, Mississippi, North Carolina, Tennessee and South Carolina and continues to seek agreements for Alabama and Georgia.. These new agreements will be effective as of January 1, 2000 (See Note 7).

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the accrual of network costs payable to other telecommunications entities and the estimate for the allowance for receivables due from BellSouth. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known (See Note 7).

        Advertising - The Company expenses advertising costs in the period incurred. Advertising expense amounted to $276, $522, and $1,190 for 1998, 1999 and 2000, respectively, which for 1999 were entirely offset by marketing incentives provided by a vendor.

        Significant Customer - In fiscal 1998, 1999, and 2000, BellSouth, operating in the majority of the Company's markets, accounted for approximately 80%, 70%, and 15%, respectively, of the Company's net revenue (before reduction for the $12,000, $27,823 and $0 allowance in 1998, 1999, and 2000, respectively, described above and in Note 7 to the Company's Consolidated Financial Statements). The majority of this revenue was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not a customer relationship in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 1998, 1999, and 2000, BellSouth accounted for 94%, 92%, and 70% of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues in 1998 and 1999, resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, which became a related party to the Company during 1998. During 2000, Metacomm ceased to be a customer of BellSouth and the Company and no revenue was recorded in 2000 related to Metacomm traffic. As a result of the March 31, 2000 order issued by the North Carolina Utilities Commission ("NCUC") denying reciprocal compensation to the Company from traffic associated with the Metacomm network, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 (See Note 7 and 9).

        Recent Accounting Pronouncements - Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, " Revenue Recognition in Financial Statements" ("SAB 101"), to provide guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The Company adopted SAB 101 effective October 1, 2000. Management believes such adoption does not have a material effect on results of operations or the financial position of the Company.

        Reclassifications - Certain reclassifications have been made to 1998 amounts to conform to the 1999 and 2000 presentation.














3.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 2000 is summarized by major class as follows:

                                                                             1999               2000
-----------------------------------------------------------------------------------------------------------
Telecommunications switching and other equipment                          $  79,494          $ 145,278
Office equipment, furniture and other                                        24,950             56,281
Leasehold improvements                                                       14,071             26,444
                                                                        -----------------------------------
                                                                            118,515            228,003
Less accumulated depreciation and amortization                              (16,513)           (39,951)
                                                                        -----------------------------------
Total                                                                     $ 102,002          $ 188,052
                                                                        ===================================

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

        In January 1998, a stockholder loaned $1,000 to the Company, with an interest rate of 12%. The Company repaid all the outstanding amounts due under the loan in June 1998.

        Interest expense to related parties totaled $420, $223 and $0 in 1997, 1998 and 1999, respectively.

5.      LONG-TERM DEBT

        In December 1998, the Company entered into a $50,000 senior secured loan agreement. In June 1999, the Company amended the loan agreement to increase the amount available from $50,000 to $75,000. In December 1999, the Company again amended the loan agreement increasing the amount available from $75,000 to $150,000. The credit facility is now comprised of (i) a $125,000 revolving credit facility with a term of 18 months and an option to convert into a six-year term loan at the end of the 18 month period and (ii) a $25,000 revolving credit facility with a six-year term. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at December 31, 2000, was $130,000. Advances under the agreement as of December 31, 2000, bear interest at an annual rate ranging between approximately 10.6% and 10.8%. The credit facility is subject to certain financial covenants, the most significant of which relates to the maintenance of levels of revenue, earnings and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes. Scheduled maturities of long-term debt, assuming conversion to a term loan are as follows:




Year ending December 31:
         2001               $       -
         2002                  18,750
         2003                  18,750
         2004                  25,000
         2005                  36,250
         Thereafter            31,250
                            ---------
            Total           $ 130,000
                            =========


6.      SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On April 11, 2000, the Company issued $200 million of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. For the year ended December 31, 2000, the Company issued $6.0 million in Series A Preferred Stock Dividends and has accrued an additional $2.8 million. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The initial conversion price of $35.00 has been adjusted to approximately $34.50 pursuant to the anti-dilution provisions of the Series A Preferred Stock. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194 million. On or prior to April 11, 2001, the affiliates of Bain and THL, at their option, may invest up to an additional $100 million in the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has an initial conversion price of $46.50, subject to adjustment pursuant to the anti-dilution provisions of the Series B Preferred Stock. The holders of the Series B Preferred Stock may convert all or a portion of these shares into shares of Class A Common Stock one year after the shares are issued.

        The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against Retained Earnings (Deficit) over the life of the agreement. For the period ended December 31, 2000, the Company accreted $336 of these cost. As of December 31, 2000, the Company had $5,904 in Series A Preferred Stock issuance cost netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Consolidated Balance Sheet.



7.      COMMITMENTS AND CONTINGENCIES

         The deregulation of the telecommunications industry and the implementation of the Telecommunications Act of 1996 have embroiled the industry and the Company in numerous proceedings in arbitration, state regulatory commissions, and the courts over issues including reciprocal compensation and access rates, the characterization of traffic for compensation purposes, and the interpretation of interconnection agreements, among other issues. Rulings adverse to the Company on any of the issues, which are material to it, could have an adverse impact on the Company's financial results or its operations.

        The Company is involved in several legal and regulatory proceedings regarding revenues and receivables from ILECs, IXCs and other carriers. As of December 31, 2000, the Company's gross accounts receivable was approximately $115 million, of which approximately $77 million was attributed to BellSouth and approximately $13 million was attributed to Sprint.

         In the case of BellSouth, the majority of the receivables are being disputed primarily due to issues regarding reciprocal compensation for ISPs and certain rate issues. In the case of Sprint, a significant portion of the receivable is being disputed based on access rates. The following paragraphs discuss in detail each of the material disputes and associated regulatory or legal proceeding.

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

         As a result of the March 31 Order, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. The charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm.

         On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and like networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it seeks payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. The Company's action before the NCUC to recover reciprocal compensation and other charges for non-Metacomm/non-ISP traffic has been stayed by the NCUC while the Company and BellSouth conduct NCUC-ordered negotiations to resolve the matter. The amount due to the Company as a result of this proceeding will be determined by the negotiations or subsequent ruling by the NCUC regarding the non-Metacomm/non-ISP charges BellSouth is obligated to pay. The Company is currently working with BellSouth to determine the amount BellSouth will pay under the March 21, 2000 Order. Once this is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge. Management believes that this adjustment will not be material to the Company's operating results or financial position. If the negotiations are unsuccessful, the Company will seek a lifting of the stay and seek a hearing and ruling from the NCUC on its claims against BellSouth.

         In 2000, additional paid-in capital has been reduced by $36 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company. (See Note 14 to the Company's Consolidated Financial Statements)

         Other Disputed Reciprocal Compensation Revenue - The Company is also a party to the following material proceedings in which it seeks collection of outstanding amounts owed by incumbent local telephone companies, primarily BellSouth, for non-Metacomm related reciprocal compensation, including reciprocal compensation related to traffic terminating to ISPs and other customers:

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

         In addition to denying BellSouth's request for a further stay, the NCUC filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "4th Circuit") of the U.S. District Court-NC's order that rejected the NCUC's defenses, including its defense that the 11th Amendment to the United States Constitution bars BellSouth from making the NCUC a party to a proceeding in the federal courts. The Company also appealed and the United States Justice Department intervened in the appeal. On February 14, 2001 the 4th Circuit issued a ruling in favor of the Company and the NCUC, ruling that the U.S. District Court - NC did not have subject matter jurisdiction over the appeal of an enforcement proceeding and ruling the NCUC was immune from suit under the Eleventh Amendment of the United States Constitution. On March 5, 2001, the United States Supreme Court granted a petition for certiorari in which it agreed to consider these issues in a case originating in the U.S. Circuit Court of Appeals for the Seventh Circuit. The Company anticipates that BellSouth will seek review of the Fourth Circuit Court's ruling by the Supreme Court as well.

         On July 16, 1999, the Company received a payment of $11,187 from BellSouth representing a portion of the amounts due the Company for ISP reciprocal compensation in North Carolina. In making the payment, BellSouth stated that it was for ISP traffic the NCUC had ordered it to pay for in the NCUC ISP Order, including late fees, and that it was reserving all of its appeal rights with respect to the payment. BellSouth also stated that this payment did not include any amounts at issue in its September 1998 NCUC proceeding regarding Metacomm. This partial payment did not cover all outstanding non-Metacomm related amounts the Company claims are due from BellSouth in North Carolina. In addition, BellSouth has from time to time made payments to US LEC for reciprocal compensation related to traffic terminated in

North Carolina, but BellSouth has not paid the entire amount due to the Company for non-Metacomm reciprocal compensation.

        Georgia -- On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") concerning the Company's first and second interconnection agreements with BellSouth in Georgia. These interconnection agreements cover the period through June 1999. On May 17, 2000, the hearing officer reviewing the Company's first and second interconnection agreements with BellSouth issued a recommended decision to the GAPSC stating that BellSouth should be ordered to pay US LEC the disputed reciprocal compensation at the end office rate, pending submission of evidence by the Company showing that it is entitled to be compensated at the higher tandem rate. On June 15, 2000, the GAPSC affirmed this recommended decision, and issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). On July 12, 2000, US LEC filed evidence with the GAPSC regarding its right to be compensated at the tandem rate. On July 14, 2000, BellSouth filed an appeal of the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in and for Fulton County, Georgia. BellSouth asked the Georgia state court to cede the appeal to the U.S. District Court - GA and asked the latter court for permission to pay amounts due into court to avoid paying US LEC pending appeal. On July 18, 2000, the U.S. District Court- GA granted BellSouth's motion to pay amounts due into court prior to receipt by the Company of any papers related to that appeal. On October 2, 2000, the U.S. District Court - GA denied the Company's request for reconsideration of the order allowing BellSouth to pay amounts due into court. The Georgia State and Federal Courts are setting a briefing schedule for the proceeding, and the Company and expects a decision sometime in 2001. The GAPSC held a hearing on the tandem/end office rate issue on March 8, 2001, but has not yet rendered a decision. The Company's complaint did not address the third interconnection agreement in Georgia, which covers the period from June 1999 to December 1999.

         Florida -- On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The FLPSC will also be called upon to decide issues in dispute between the Company and BellSouth regarding the rate at which reciprocal compensation should be paid for some of the traffic at issue. The hearing is scheduled to take place later in 2001.

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

         Management believes that the Company will ultimately obtain favorable results in the state proceedings described above before the FLPSC and the TRA and in the pending appeal of the NCUC ISP Order and the GAPSC Order with respect to the eligibility of ISP traffic for reciprocal compensation. Management's belief is supported by the determinations of state regulatory bodies and by courts hearing appeals of the state regulatory decisions, which are discussed below, notwithstanding the jurisdictional position on ISP traffic taken by the FCC in February 1999, which has now been vacated, also discussed below. However, BellSouth may elect to initiate additional proceedings (by way of appeal or otherwise) or attempt to expand the pending proceedings challenging amounts owed to the Company. In this regard, BellSouth has asserted a variety of other objections to paying portions of the reciprocal compensation billed by the Company. They include assertions that US LEC has miscalculated late payment fees due from BellSouth and that the Company has billed reciprocal compensation using the wrong rates. The Company believes BellSouth has asserted these issues and will attempt to raise further issues, in order to avoid or delay payment. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding bought by Intermedia Communications, Inc ("Intermedia"). The impact of this ruling has not yet been determined, and the Company has been informed that Intermedia intends to appeal the decision. Proceedings on the same issue are pending decision in Georgia and North Carolina.

         FCC's ISP Ruling and Related Proceedings -- In February, 1999, the FCC issued a declaratory ruling (the "ISP Ruling") which concluded that for jurisdictional purposes most calls delivered to ISPs should be deemed to continue to Internet web sites, which are often located in other states. Thus, the FCC ruled that such calls are jurisdictionally "interstate" in nature. However, the FCC further declared that, in light of its long-standing policy of treating calls to ISPs as though they were local, where parties have previously agreed in interconnection agreements that reciprocal compensation must be paid for traffic bound for ISPs, the parties should be bound by those agreements, as interpreted and enforced by state regulatory bodies. The FCC also recognized that some commissions might reconsider their decisions in light of its ruling.

         On March 24, 2000, the U.S. Circuit Court for the District of Columbia (the "D.C. Circuit") vacated the FCC's ISP Ruling. The D.C. Circuit ruled that the FCC did not give adequate consideration to a number of facts when it found that ISP calls were jurisdictionally interstate, including the FCC's own past analyses of how to determine whether calls dialed to telephone numbers within the local exchange are interstate or intrastate. The D.C. Circuit also concluded that the FCC had failed to explain why its jurisdictional analysis had any relevance to the issue of whether calls to ISPs should be eligible for reciprocal compensation. The D.C. Circuit sent the case back to the FCC to give the FCC opportunity to reconsider those questions in light of the D.C. Circuit's ruling. On June 23, 2000, the FCC requested comments on the issues raised by the D.C. Circuit in its remand of the ISP Ruling. Initial comments were filed on July 21, 2000. Reply comments were filed on August 4, 2000. The Company cannot predict when the FCC will issue its decision on remand.


         To date, state regulatory bodies in at least thirty states have considered the effect of the FCC's ISP Ruling and have overwhelmingly reaffirmed their earlier decisions requiring payment of reciprocal compensation for this type of traffic or for the first time determined that such compensation is due. Included among these states are Alabama, Florida, Georgia and Tennessee, which together with North Carolina (see discussion above) represent the only states in BellSouth's operating territory where the Company has significant reciprocal compensation disputes at December 31, 2000. In this regard, the Alabama Public Service Commission (the "APSC") concluded that the treatment of ISP traffic as local was so prevalent in the industry at the time BellSouth entered into interconnection agreements with CLECs that, if it had so intended, BellSouth had an obligation to negate such local treatment in the agreements by specifically delineating that ISP traffic was not local traffic subject to the payment of reciprocal compensation. The APSC decision was affirmed by the United States District Court for the Middle District of Alabama, and the GAPSC decision was affirmed by the United States District Court of the Northern District of Georgia. The FLPSC and the TRA have also reaffirmed decisions that reciprocal compensation is owed for calls to ISPs. Two BellSouth states - South Carolina and Louisiana - have ruled that reciprocal compensation is not due for traffic to ISPs. These decisions, which came before the FCC's ISP Ruling was vacated by the D.C. Circuit, represent a view adopted by very few other states (The Company does not have ISP reciprocal compensation recorded to date for traffic in South Carolina or Louisiana.)

         State and federal courts considering the issue on appeal have also universally supported the position that reciprocal compensation is due for traffic terminated to ISPs. Included among these are decisions of the U.S. Circuit Courts of Appeal for the Fifth, Seventh, Ninth and Tenth Circuits, all of which considered the issue in light of the FCC's ISP Ruling and affirmed the underlying decisions of the state regulatory agencies that reciprocal compensation is due for traffic terminated to ISPs.

         If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions, or in any federal or state appeal or review of a favorable decision, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of December 31, 2000 included approximately $54,000 of earned, but uncollected, disputed reciprocal compensation related to non-Metacomm related ISP traffic.

         Legislation - At the end of the last session of Congress, legislation was introduced in the United States House of Representatives and the United States Senate that would eliminate all reciprocal compensation for calls to ISPs and, under some proposals, for all local calls. A House subcommittee approved a version of this legislation. No action was taken in the Senate. If this or similar legislation were to become law, it would have a material adverse effect on the Company.

         GTE Reciprocal Compensation Dispute in North Carolina - In addition to the proceedings involving BellSouth which are discussed above, in February 2000, the Company received payment from GTE South Incorporated ("GTE") (now Verizon South Incorporated) for reciprocal compensation for traffic in North Carolina, including ISP traffic. This payment was pursuant to a commercial arbitration award rendered January 4, 2000 resulting from a proceeding before the American Arbitration Association. GTE was ordered to pay US LEC for all reciprocal compensation for the period ending September 1999 (approximately $650). GTE challenged the decision of the arbitrator in the U.S. District Court for the Eastern District of North Carolina. This challenge was denied by the U.S. District Court for the Eastern District of North Carolina and judgement was entered in the Company's favor on January 11, 2001. The judgement was not appealed so it is a final judgement.

         In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with GTE in North Carolina for periods after September 1999. The hearing in this arbitration took place on February 26-27, 2001, and all post-hearing briefs are scheduled to be filed by April 23, 2001. Although the Company cannot predict when this arbitrator will issue a decision, management knows of no reason why the second arbitration should have an outcome different from the first, favorable arbitration ruling. The Company anticipates that GTE will appeal any ruling adverse to it.

        Existing BellSouth Interconnection Agreements -- In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The Agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state, and therefore will expire at varying dates in 2002. The Agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states. The Company has adopted new interconnection agreements in North Carolina, Florida and Tennessee, all of which relate back to January 1, 2000 and which expire April 2002, October 2002 and November 2002, respectively. These agreements provide for reciprocal compensation for all local traffic, including ISP traffic, at rates significantly lower than in the Company's prior interconnection agreements. However, the agreement for North Carolina provides for a true-up of payments made for ISP traffic should the FCC determine that reciprocal compensation is not owing for ISP traffic and that determination is given retroactive effect. The Company continues to seek interconnection agreements with BellSouth in Alabama and Georgia. The Company's existing agreements with BellSouth in these states have expired, but continue in force until new interconnection agreements are signed. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other CLECs. These new agreements will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates, but, unlike the agreements in South Carolina, Kentucky, Louisiana and Mississippi, the Company does not anticipate that payment of reciprocal compensation for ISP traffic would be affected by a true up provision.

        Interconnection Agreements. - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company has signed interconnection agreements with various ILECs, including BellSouth Telecommunications, Inc. ("BellSouth"), Sprint Communications Company L.P. ("Sprint"), Verizon Communications ("Verizon") and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed multiple agreements with BellSouth which govern relationships in all nine states (See Existing BellSouth Interconnection Agreement above).

        Agreements with GTE are in force in states where GTE and the Company operate. The agreement for Virginia expired in July 2000, and remains in force and effect until a new agreement is executed. All other agreements expire during 2001 or 2002.

        The Company also has interconnection agreements with Verizon in the states of Virginia, Pennsylvania, Maryland, Delaware, New Jersey and the District of Columbia. Each of these agreements expired in 2000, and remain in force and effect until a new agreement is entered into by Verizon and the Company. The Company continues to seek new interconnection agreements in these states.

        Agreements with Sprint are in force and effect in Florida, Virginia, North Carolina and Tennessee.

        Disputed Access Revenues - A number of IXCs have refused to pay access charges to CLECs, including those of the Company, on the allegation that the access charges exceed those of the ILEC serving that territory in an apparent effort to induce the CLECs, including the Company, to reduce access charges. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates. In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint Communications Company L.P. ("Sprint"). This action seeks to collect amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of December 31, 2000, Sprint owed the Company approximately $13 million in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint believes are just and reasonable. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. The FCC recently determined that a long distance company may not withhold interstate access charges on the basis that it believes the charges to be too high while also continuing to accept the benefits of interconnection with the local carrier without taking formal action to challenge the rates. The FCC has ruled that AT&T was obligated to pay such access charges due to its failure to commence a proceeding or terminate interconnection. (MGC Communications, Inc. v. AT&T Corp., FCC Release 99-408). This decision is now final, as AT&T did not appeal the FCC's ruling. In addition, the FCC ruled recently in an action brought by Sprint against MGC Communications, Inc. ("MGC") that the fact that a CLEC's filed interstate rates exceeded those of the competing ILECs was insufficient to establish that the CLEC's rates were excessive. The FCC dismissed Sprint's challenge to MGC's rates. Sprint has appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, and oral argument is scheduled for April 20, 2001. As a result of these rulings, management anticipates a favorable resolution of the Company's dispute with Sprint.

        Leases - The Company leases office premises in various locations under operating lease arrangements. Total rent expense on these leases amounted to $1,853, $4,195, and $5,734 in 1998, 1999 and 2000, respectively. The Company's restricted cash balance as of December 31, 1999 and 2000, serves as collateral for letters of credit for some of these office leases.

        Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:


                2001        $  7,059
                2002           7,565
                2003           6,998
                2004           6,542

                2005           5,749
                Beyond        26,892
                            --------
                            $ 60,805
                            ========


Purchase Commitments - At December 31, 1999 and 2000, the Company has outstanding non-cancelable commitments to purchase switching equipment with an aggregate cost of $5,275 and $774, respectively.

8.      INCOME TAXES


The provision for income taxes in 1998, 1999 and 2000 consists of the following components:


                                                                       1998         1999            2000
------------------------------------------------------------------------------------------------------------
Current - Charge equivalent to net tax benefit related
   to stock options and warrants                                    $   938     $     28      $     281
                                                                   -----------------------------------------
Deferred
   Federal                                                            6,702       12,869        (19,545)
   State                                                              1,665        2,720         (4,463)
                                                                   -----------------------------------------
                                                                      8,367       15,589        (24,008)
                                                                   -----------------------------------------
Total provision for income taxes                                    $ 9,305     $ 15,617      $ (23,727)
                                                                   =========================================


         The reconciliation of the statutory federal income tax rate to the Company's federal and state overall effective income tax rate is as follows:

                                                                       1998         1999           2000
------------------------------------------------------------------------------------------------------------
Statutory federal rate                                                35.00%       35.00%        (35.00)%
State income taxes                                                     5.30         4.49          (2.06)
Change in valuation allowance                                           ---          ---          20.05
Miscellaneous                                                           .63          .11            .20
                                                                   -----------------------------------------
Effective tax rate                                                    40.93%       39.60%        (16.81)%
                                                                   =========================================

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998, 1999 and 2000 are as follows:

                                                                    1999           2000
Deferred tax assets:
   Net operating loss carryforward                               $17,054         $57,568
   Deferred state taxes and other                                  1,696             ---
   Accrued expenses                                                  727           1,293
                                                                 -----------------------


Deferred tax assets                                               19,477          58,861
   Less: Valuation Allowance                                         ---         (35,669)
                                                                 -----------------------
     Total deferred tax assets                                    19,477          23,192
                                                                 -----------------------
Deferred tax liabilities:
   Net deferred revenues                                          33,476           3,747
   Depreciation and amortization                                   9,811          18,937
   Other                                                             146             508
                                                                 -----------------------
     Total deferred tax liabilities                               43,433          23,192
                                                                 -----------------------
Net Deferred Tax Liability                                       $23,956         $     0
                                                                 =======================

         For the period ending December 31, 2000, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

         At December 31, 2000 the Company has net operating loss carryforwards for federal and state tax purposes of approximately $135,760. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.


9.      RELATED PARTIES

        During 1998, the Company's majority stockholder acquired an indirect controlling interest in Metacomm. Metacomm was engaged in the business of developing and operating a high-speed data network in North Carolina, and was a customer of the Company and BellSouth during 1998 and 1999. The Company recorded $6,239 and $9,511 in revenue earned from services provided to Metacomm (which did not include revenue from reciprocal compensation due from BellSouth, see
Note 7) during 1998 and 1999, respectively. Metacomm also earned commissions from the Company for reciprocal compensation revenue relating to Metacomm's network. The Company recorded $19,759 and $38,990 for 1998 and 1999, respectively, in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. Because the amounts due from Metacomm relating to services provided by the Company and commissions due to Metacomm have the legal right of offset, the Company recorded a net liability to Metacomm of $5,345 and $22,809, in accrued commissions, net - related party in the accompanying financial statements. The Company and Metacomm were parties to agreements by which commissions earned by Metacomm related to reciprocal compensation would not be paid to Metacomm until the related reciprocal compensation is collected from the ILEC. However, in 1998 and 1999 the Company advanced to Metacomm $8,257 and $12,015, respectively, prior to collecting the earned reciprocal compensation from BellSouth. These payments were subject to a repayment agreement if the related reciprocal compensation was ultimately determined not to be collectible from BellSouth. On March 31, 2000 the NCUC issued an order that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm. The Company recorded no revenue associated with the Metacomm network in 2000. As a result of the order, the Company subsequently recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. The charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm (See Note 7 and 14).

        During 1998, the Company incurred $35 in expenses for chartered aircraft services provided by the majority stockholder.

        The Company incurred $89 and $50 in 1998 and 1999, respectively, in expenses for consulting services provided by Global Vista Communications, LLC ("Global Vista"). As of December 31, 1998 and

1999, a liability totaling $6 and $66, respectively, was included in accounts payable in the Company's financial statements, relating to software and consulting services purchased from Global Vista. In addition, during 1998, 1999 and 2000, the Company acquired $471, $2,081 and $2, respectively, in software from Global Vista Communications, LLC ("Global Vista"), a company controlled by the Company's majority stockholder.

        During 1999 and 2000, the Company capitalized $185 and $858, respectively in site acquisition costs for services performed by Lincoln Harris LLC, a company controlled by a former member of the Company's Board of Directors. These costs are included in leasehold improvements in the accompanying financial statements. In addition, the Company incurred $3 and $95 in 1999 and 2000, respectively, in expenses for services provided by Lincoln Harris. As of December 31, 1999 and 2000, a liability totaling $46 and $27, respectively, was recorded in accounts payable in the Company's financial statements relating to leasehold improvements and services purchased from Lincoln Harris LLC.

        During 1999, the Company entered into an operating lease with H-C REIT, Inc., a Company controlled by a former member of the Company's Board of Directors. The lease commenced on May 1, 2000, and continues for a period of ten years. As part of the new lease agreement, H-C REIT, Inc. agreed to limit the Company's liability under their existing lease agreement to $500 for early termination and lease incentive costs. The Company recognized this expense in 1999. During 2000, the Company paid H-C REIT, Inc. $1,706 under this lease agreement. Future minimum rental payments under the new lease are as follows and are included in total future minimum rental payments defined under Leases (See
Note 7):


      2001             $ 1,916
      2002               2,217
      2003               2,283
      2004               2,350
      2005               2,420
      Beyond            11,333
                       -------
      Total            $22,519
                       =======

         Company management believes that all of the above transactions were under terms no less favorable to the Company than could be arranged with unrelated parties.

10.     EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 1999 and 2000, respectively, the Company made matching contributions to the plan totaling $381 and $768 based on 50% of the first 6% of an employee's contribution to the plan. For 1998, the Company made matching contributions to the plan totaling $41.

11.     STOCKHOLDERS' EQUITY

        Common Stock - The Company has authorized two classes of common stock, Class A and Class B. The rights of holders of the Class A Common Stock and the Class B Common Stock are substantially identical, except that (i) holders of the Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to ten votes per share; (ii) holders of the Class B Common Stock vote as a separate class to elect two members of the Company's Board of Directors in addition to voting with the holders of Class A Common Stock in the election of the other members of the Board of Directors; and (iii) the Class B Common Stock is fully convertible at any time into Class A Common Stock, at the option of the holder, or automatically upon transfer to certain third persons, on a one-for-one basis. Pursuant to an agreement among the Class B stockholders, if a Class B stockholder proposes to sell or transfer Class B Common Stock to anyone other than a permitted transferee (as defined in the agreement), the other Class B stockholders who are parties to the agreement would have a right to acquire the Class B Common Stock that is proposed to be sold or transferred (Note 14).

        Capital Contribution - During 1998, the Company's majority stockholder exchanged a $5,000 loan for 481 shares of Class B Common Stock.

        Additional Paid-in-Capital - In 2000, additional paid-in capital has been reduced by $36 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company. (See Note 14)

        Warrants - In January 1998, the Company issued a warrant to a consultant to purchase 25 shares of Class A Common Stock at $10 per share. This warrant expired on January 1, 2001. The Company recorded compensation expense of $75 in 1998 associated with the warrant.

        Employee Stock Purchase Plan - In May 2000, the Company's shareholders approved and the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan, as of September 1, 2000 ("the effective date"), the Board of Directors reserved 1,000 shares of common stock for the plan. The Stock Purchase Plan provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the Stock Purchase Plan by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. As of December 31, 2000, there were 371 employees participating in the Stock Purchase Plan, and the company had issued 108 shares at a purchase price of $4.09 per share, which represents a 15% discount to the closing price on December 29, 2000 (the "issue date").

        Stock Option Plan - In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the "Stock Plan"). In August 1998, the Company filed a registration statement to register (i) 1,300 shares of Class A Common Stock reserved for issuance under the Stock Plan and (ii) 180 shares of Class A Common Stock reserved for issuance upon the exercise of nontransferable warrants granted by the Company to employees. In April 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1,300 shares to 2,000 shares and in May 1999, the Company filed a registration statement to register these additional 700 shares. In May 2000, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 2,000 shares to 3,500 shares and in August 2000, the Company filed a registration statement to register these additional 1,500 shares. Under the amended Stock Plan, 3,500 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. Options granted under the Stock Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A Common Stock on the date of grant (110% of market value for greater than 10% stockholders).

        In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A Common Stock at $10 per share (fair market value on date of grant was $13 per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options which will be amortized to compensation expense over the four-year vesting period. The Company amortized $105, $101 and $60 for 1998, 1999 and 2000, respectively, to compensation expense relating to these options, after consideration of forfeitures.

        Also, during 1998, the Company granted to an employee an option to purchase 360 shares of Class A Common Stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and will amortize this amount to compensation expense over the four year vesting period. The Company amortized $60, $90 and $90 for 1998, 1999 and 2000, respectively, to compensation expense relating to these options. In both 1998 and 1999 the Company granted options to purchase 5 shares of Class A Common Stock at the fair market value on the date of grant to each of the Company's two and three outside directors, respectively. These options vested immediately upon grant.

        In September 1998, the Company repriced 744 options outstanding to the fair value on such date of $7.31 per share. As a condition to the repricing, these options (other than the directors' options) vest over four years beginning at the repricing date.

        A summary of the option and warrant activity is as follows:
                                                      Options                                       Warrants
                                         ------------------------------------------   ----------------------------------------------
                                                     Weighted         Weighted                      Weighted        Weighted
                                                     Average          Average                       Average          Average
                                            Number   Exercise         Fair Value      Number        Exercise        Fair Value
                                            of       Price            at Date of       of             Price         at Date of
                                            Shares   Per Share        Grant          Warrants      Per Warrant        Grant
        ----------------------------------------------------------------------------------------------------------------------------
        Balance at December 31, 1996
              Granted at fair market value                                                429        $   2.86        $    2.86
              Granted at less than fair market
                 value                                                                     15            2.86             6.00
                                                                                     --------        --------
        Balance at December 31, 1997
          (all exercisable)                                                               444            2.86
              Granted at fair market value*  1,324    $    10.27        $   3.95           --              --
              Granted at less than fair
                market value                   575         11.88            6.89           25           10.00     $      13.00
              Exercised                                       --                         (165)           2.86
              Forfeited or cancelled*         (817)        14.41                           --              --
                                          --------    ----------                     --------        --------
        Balance at December 31, 1998         1,082    $     8.00                          304        $   3.45
                                          --------    ----------                     --------        --------
              Granted at fair market value     794    $    22.65        $  10.29           --              --
              Exercised                        (14)         7.85                           (5)           2.86
              Forfeited or cancelled           (67)        12.66                           --              --
                                          --------    ----------                     --------        --------
        Balance at December 31, 1999         1,795    $    14.30                          299        $   3.46
                                          --------    ----------                     --------        --------
              Granted at fair market value   1,226    $    12.58        $   8.51           --              --
              Exercised                        (29)        10.84                         (131)           2.86
              Forfeited or cancelled          (344)        19.12                           --              --
                                          --------    ----------                     --------        --------
        Balance at December 31, 2000         2,648    $    12.92                          168        $   3.92
                                          ========    ==========                     ========        ========


        * Includes 744 options repriced


A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2000 is as follows:

                                                        Options Outstanding
                              --------------------------------------------------------------------------------
                                                              Weighted
                                                               Average        Weighted                Weighted
                                 Range of       Number of     Remaining        Average   Number of     Average
                                 Exercise        Options     Contractual      Exercise    Options     Exercise
                                   Price       Outstanding      Life           Price    Exercisable     Price
--------------------------------------------------------------------------------------------------------------
Options granted at
         fair market value             $3.50         106       9.9 years        $ 3.50
                                        6.06         403       9.8 years          6.06
                                        7.31         816       7.7 years          7.31        404      $ 7.31
                                9.50 - 11.44         257       9.5 years         11.39          2        9.40
                               12.38 - 16.50         232       8.1 years         14.65         84       14.12
                               18.00 - 18.00         294       9.4 years         18.00
                               18.38 - 25.75         143       8.7 years         21.89         28       21.48
                               26.13 - 26.13         311       9.0 years         26.13         78       26.13
                               27.69 - 37.13          82       9.0 years         30.51          5       27.69
                                               ---------                       -------     ------     -------
                                3.50 - 37.13       2,644       8.8 years         12.92        601       11.53
Options granted at less than
         fair market value             10.00           4       7.1 years         10.00          2       10.00
                                               ---------                       -------     ------     -------
Total options outstanding at
         December 31, 2000    $3.50 - $37.13       2,648       8.8 years        $12.92        603      $11.52
                                               =========                      ========    =======     =======

                                                                          Warrants Outstanding
                                                      -------------------------------------------------------------
                                                                           Number of     Weighted
                                                                           Warrants      Average        Weighted
                                                       Range of          Outstanding    Remaining       Average
                                                       Exercise              and       Contractual      Exercise
                                                        Price             Exercisable      Life           Price
-------------------------------------------------------------------------------------------------------------------
Warrants granted at fair market value                       $2.86            143      12.0 months       $  2.86
Warrants granted at less than fair market value             10.00             25       0.0 months         10.00
                                                                            ----                        -------
Total options warrants at December 31, 2000        $2.86 - $10.00            168       7.6 months         $3.92
                                                                            ----                        -------

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

         Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the following proforma amounts:

                                          1998                      1999                       2000
                               As Reported    Proforma   As Reported    Proforma    As Reported    Proforma
-----------------------------------------------------------------------------------------------------------
Net earnings (loss)             $  13,427    $  12,832    $   23,809   $   22,463   $ (117,392)  $ (121,436)
Preferred dividends                    --           --            --           --       (8,758)      (8,758)
Accretion of preferred
   Stock issuance fees                 --           --            --           --         (336)        (336)
                                ----------   ----------   -----------  -----------  -----------  -----------
Net earnings (loss) attributable
   to shareholders              $  13,427    $  12,832    $   23,809   $   22,463   $ (126,486)  $ (130,530)
Earnings (loss) per share:
         Basic                       0.53         0.51          0.87         0.82        (4.58)       (4.73)
         Diluted                     0.52         0.50          0.84         0.79        (4.58)       (4.73)

         The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield in 1998, 1999 and 2000; volatility of 40%, 40% and 80% for 1998, 1999 and 2000, respectively, an average risk-free interest rate of 5.0%, 6.5% and 6.5% for 1998, 1999 and 2000, respectively, an expected life of 12 months for the warrants and 5.8, 5.1 and 5.0 years for the stock options in 1998, 1999 and 2000, respectively. The weighted average remaining contractual life of warrants and stock options outstanding at December 31, 2000 was 10 months and 8.8 years, respectively.

        The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at December 29, 2000 (the "issue date"). Compensation cost was estimated based upon the intrinsic value of the award at the issue date.


12.     EARNINGS (LOSS) PER SHARE

        Earnings (loss) per common and common equivalent share are based on net income (loss), after consideration of preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. Following is the reconciliation of earnings (loss) per share for 1998, 1999 and 2000:

                                                   1998          1999          2000
-------------------------------------------------------------------------------------
Basic earnings (loss) per share:
         Net earnings (loss)                     $ 13,427      $ 23,809    $(117,392)
         Preferred dividends                           --            --       (8,758)
         Accretion of preferred stock
             Issuance fees                             --            --         (336)
                                                 ------------------------------------
         Net earnings (loss) applicable to
             Common shareholders                   13,427        23,809     (126,486)
         Weighted average shares outstanding       25,295        27,431       27,618
                                                 ------------------------------------
         Basic earnings (loss) per share         $   0.53      $   0.87    $   (4.58)
                                                 ====================================
Diluted earnings (loss) per share:
         Net earnings (loss)                     $ 13,427      $ 23,809    $(117,392)
         Preferred dividends                           --            --       (8,758)
Accretion of preferred stock
             Issuance fees                             --            --         (336)
--------------------------------
         Net earnings (loss) applicable to
             Common shareholders                   13,427        23,809     (126,486)
                                                 ====================================
         Weighted average shares outstanding       25,295        27,431       27,618
         Dilutive effect of stock options             214           725          --
         Dilutive effect of warrants                  295           255          --
                                                 ------------------------------------
         Weighted average shares, adjusted         25,804        28,411       27,618
                                                 ------------------------------------
Diluted earnings (loss) per share                $   0.52      $   0.84    $   (4.58)
                                                 ------------------------------------

13.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes the Company's results of operations as presented in the consolidated statements of operations by quarter for 2000, 1999, and 1998.


                                                         Quarter Ended
                                       --------------------------------------------------
                                       March 31,     June 30,      Sept. 30,     Dec. 31,
                                          2000          2000         2000           2000
-----------------------------------------------------------------------------------------
Revenue, Net                           $ 25,363      $ 26,148      $ 29,860      $ 33,593
Cost of Services                         11,051        11,714        14,359        15,560
                                       --------------------------------------------------
Gross Margin                             14,312        14,434        15,501        18,033

Selling, General and Administrative      16,013        18,764        22,049        23,858
Loss on Resolution of Disputed
  Revenue (Note 7)                       55,345             -             -             -
Provision for Disputed
   Receivables (Note 7)                       -             -             -        40,000
Depreciation and Amortization             4,393         5,674         6,201         8,097
                                       --------------------------------------------------
Loss from Operations                    (61,439)      (10,004)      (12,749)      (53,922)
Interest Income (Expense), Net           (1,890)          324          (278)       (1,161)
                                       ---------------------------------------------------
Loss Before Income Taxes                (63,329)       (9,680)      (13,027)      (55,083)
Provision for Income Taxes              (23,727)            -             -             -
                                       ---------------------------------------------------
Net Loss                                (39,602)       (9,680)      (13,027)      (55,083)
Preferred Stock Dividends                     -         2,633         3,040         3,085
Accretion of Preferred Stock
  Issuance Cost                               -             -             -           336
                                       ---------------------------------------------------
Net Loss Available to
  Common Shareholders                  $(39,602)     $(12,313)     $(16,067)     $(58,504)
                                       ===================================================
Net Loss per Share:
         Basic                         $  (1.44)     $ ( .45)      $  ( .58)      $ (2.12)
                                       ===================================================
         Basic                         $  (1.44)     $ ( .45)      $  ( .58)      $ (2.12)
                                       ===================================================
Weighted Average Shares Outstanding:
         Basic                           27,513        27,636        27,660        27,661
                                       ===================================================
         Diluted                         27,513        27,636        27,660        27,661
                                       ===================================================

                                                      Quarter Ended
                                       --------------------------------------------------
                                       March 31,     June 30,      Sept. 30,     Dec. 31,
                                          1999          1999         1999           1999
-----------------------------------------------------------------------------------------
Revenue, Net                           $ 36,212      $ 43,553      $ 47,348      $ 48,067
Cost of Services                         15,762        18,702        19,524        19,625
                                       --------------------------------------------------
Gross Margin                             20,450        24,851        27,824        28,442

Selling, General and Administrative       9,666        11,806        13,707        13,196
Depreciation and Amortization             2,320         2,676         3,124         3,600
                                       --------------------------------------------------
Earnings from Operations                  8,464        10,369        10,993        11,646
Interest Income (Expense), Net              (35)         (359)         (621)       (1,031)
                                       --------------------------------------------------
Earnings Before Income Taxes              8,429        10,010        10,372        10,615
Provision for Income Taxes                3,414         4,035         4,170         3,998
                                       --------------------------------------------------
Net Earnings                           $  5,015      $  5,975      $  6,202      $  6,617
                                       ==================================================
Net Earnings per Share:
         Basic                         $    .18      $    .22      $    .23      $    .24
                                       ==================================================
         Diluted                       $    .18      $    .21      $    .22      $    .23
                                       ==================================================
Weighted Average Shares Outstanding:
         Basic                           27,422        27,427        27,428        27,447
                                       ==================================================
         Diluted                         28,206        28,381        28,520        28,554
                                       ==================================================

                                                      Quarter Ended
                                       --------------------------------------------------

                                       March 31,     June 30,      Sept. 30,     Dec. 31,
                                          1998          1998          1998          1998
-----------------------------------------------------------------------------------------
Revenue, Net                           $ 13,630      $ 18,348      $ 22,291      $ 30,447
Cost of Services                          6,473         7,537         7,296        12,340
                                       --------------------------------------------------
Gross Margin                              7,157        10,811        14,995        18,107

Selling, General and Administrative       4,426         5,747         6,690         8,157
Depreciation and Amortization               442           925         1,547         2,027
                                       --------------------------------------------------
Earnings from Operations                  2,289         4,139         6,758         7,923
Interest Income (Expense), Net              (90)          596           704           413
                                       --------------------------------------------------
Earnings Before Income Taxes              2,199         4,735         7,462         8,336
Provision for Income Taxes                  880         1,905         2,999         3,521
                                       --------------------------------------------------
Net Earnings                           $  1,319      $  2,830      $  4,463      $  4,815

                                       ==================================================
Net Earnings per Share:
         Basic                                       $    .11      $    .16      $    .18
                                                     ====================================
         Diluted                                     $    .11      $    .16      $    .17
                                                     ====================================
Weighted Average Shares Outstanding:
         Basic                                         25,548        27,420        27,420
                                                     ====================================
         Diluted                                       26,082        27,905        28,016
                                                     ====================================

14.     SUBSEQUENT EVENT (UNAUDITED)

         On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. The agreement provides in material part (1) that Mr. Aab will make a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock currently controlled by Mr. Aab, (2) that Mr. Aab and Mr. Ganatra will convert all of the then remaining and outstanding shares of Class B Common Stock - a total of approximately 14,500 such shares will be outstanding after the 2,000 shares are cancelled - into the same number of shares of Class A Common Stock, (3) the Company will agree to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company will agree to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

         The agreement is subject to obtaining a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,500 shares of Class B Common Stock into the same number of shares of Class A Common Stock will result in the realization by the Company and its Class A shareholders of value equal to the outstanding Metacomm obligation, receipt by the Company of a favorable tax opinion, and the receipt of certain consents.

        The Company expects that the proposed transaction will be consummated within 60 days. Upon closing of the transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) will decrease by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab will no longer have voting control of the Corporation's Common Stock, although he will remain its largest single shareholder. For purposes of illustration, had this subsequent event occurred on January 1, 2000, the weighted average number of shares outstanding for the year ended December 31, 2000 would have equaled approximately 25,618 and the Company's net loss per common share would have been $(4.94) diluted versus $(4.58) as reported.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required to be furnished in response to Item 10 related to directors is incorporated by reference from the sections of the Proxy Statement that appear under the headings "Members of the Board of Directors During 2000".

        The following table sets forth certain information regarding the executive officers of US LEC Corp:

Name                                  Age             Position
----                                  ---             --------
Richard T. Aab                        52              Chairman of the Board and Director
Tansukh V. Ganatra                    57              Vice Chairman, Chief Executive Officer and Director
Aaron D. Cowell, Jr.                  39              President
Michael K. Robinson                   44              Executive Vice President and Chief Financial Officer

         Richard T. Aab co-founded US LEC in June 1996 and has served as Chairman of the Board of Directors since that time. He also served as Chief Executive Officer from June 1996 until July 1999. Between 1982 and 1997, Mr. Aab held various positions with ACC Corp., an international telecommunications company in Rochester, NY, including Chairman and Chief Executive Officer, and served as a director.

         Tansukh V. Ganatra co-founded US LEC in June 1996 and has served as a director since that time. He also served as President and Chief Operating Officer from June 1996 until July 1999, when he was named Vice Chairman and Chief Executive Officer. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., including serving as its President and Chief Operating Officer. Prior to joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corp., culminating with the position of Director of Network Engineering.

         Aaron D. Cowell, Jr. joined US LEC in June 1998. At that time, Mr. Cowell was involved in numerous operating areas of US LEC's business and legal affairs, including its IPO in April 1998. He became president in January 2000, and directs US LEC's sales, marketing, engineering, operations, regulatory and legal functions. Prior to 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large southeastern law firm. Mr. Cowell is a graduate of Harvard Law School.

        Michael K. Robinson held various positions with the telecom sector of Alcatel, a $30+ billion company headquartered in Paris, France, including Executive Vice President and Chief Financial Officer of the data network division, before joining US LEC in July 1998. At US LEC, Mr. Robinson oversees various functions, including finance, billing, investor relations, corporate communications, human resources, IT/IS and real estate. Mr. Robinson is a graduate of the MBA program at Wake Forest University.



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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


       (a) Financial Statements, Financial Statement Schedule and Exhibits - The following documents are filed as part of this Form 10-K.

       (1)  Financial statements:

         A. Consolidated Balance Sheets as of December 31, 1999 and 2000

         B. Consolidated Statements of Operations years ended December 31, 1998, 1999 and 2000

         C. Consolidated Statements of Stockholders' Equity (Deficiency) years ended December 31, 1998, 1999 and 2000

         D. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

         E. Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1999 and 2000

         F. Independent Auditors' Report

        (2)  List of Exhibits:

No.        Exhibit
---        -------
3.1        Restated Certificate of Incorporation of the Company (1)
3.2        Restated Bylaws of the Company
3.3 Certificate of Designation Relating to Series A Convertible Preferred Stock (2)
4.1        Form of Class A Common Stock Certificate (1)
4.2        Preferred Stock Purchase Agreement, dated April 11, 2000 (2)
4.3        Option Agreement, dated April 11, 2000 (2)
4.4        Corporate Governance Agreement, dated April 11, 2000 (2)
4.5        Registration Rights Agreement, dated April 11, 2000 (2)
10.1 Second Amended and Restated Class B Stockholders Agreement, dated as of April 11, 2000 Second Amended Loan and Security Agreement, dated as of December 20, 1999, among US LEC Corp., certain operating subsidiaries of US LEC Corp., General Electric Capital Corporation, First Union
10.2       National Bank and Wachovia Bank N.A.  (the "Loan and Security
           Agreement") (3)
10.3       Amendment dated November 10, 2000 to Loan and Security Agreement
21         Subsidiaries of the Registrant
23         Consent of Deloitte & Touche LLP


(1) Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed May 12, 2000.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

       (b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

                        US LEC CORP. (IN THOUSANDS)

                                                                           Additions
                                                Balance at
                                               Beginning of        Charged to      Charged to                  Balance at End
                                                  Period           Costs and         Other                       of Period
                Description                  (Dec. 31, 1999)        Expenses        Accounts     Deductions    (Dec. 31, 2000)
                                             ---------------       ----------      ----------    ----------    ---------------

  Allowance against accounts receivables -
  current                                        $40,074            $155,074           $0        $193,625             $1,523

  Allowance against account receivable -
  noncurrent*                                         $0             $52,000           $0              $0            $52,000

  Allowance against deferred tax assets               $0             $35,669           $0              $0            $35,669



*Shown net of a $12,000 reduction in commission expense related to these receivables on the Company's Consolidated Statement of Operations.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 3, 2001                                By:  /s/ Richard T. Aab
                                                         ------------------

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

           Signature                             Title                                             Date
           ---------                             -----                                             ----

           /s/ Richard T. Aab                    Chairman and Director                            April 3, 2001
           ------------------
           Richard T. Aab


           /s/ Tansukh V. Ganatra                Vice Chairman, Chief Executive Officer and       April 3, 2001
           ----------------------                 Director (Principal Executive Officer)
           Tansukh V. Ganatra


           /s/ Michael K. Robinson               Executive Vice President and                     April 3, 2001
           -----------------------                Chief Financial Officer
           Michael K. Robinson                   (Principal Financial and Accounting Officer)


           /s/ David M. Flaum                    Director                                         April 3, 2001
           ------------------
           David M. Flaum


           /s/ Steven L. Schoonover              Director                                         April 3, 2001
           ------------------------
           Steven L. Schoonover


           /s/ Anthony J. Dinovi                 Director                                         April 3, 2001
           ---------------------
           Anthony J. Dinovi


           /s/ Michael A. Krupka                 Director                                         April 3, 2001
           ---------------------
             Michael A. Krupka