Form 10-Q
period 2001-03-31
US LEC CORP
filed 2001-05-15
CIK 1054290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ----------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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

                    Morrocroft III, 6801 Morrison Boulevard,
                        Charlotte, North Carolina 28211
               (Address of principal executive office) (Zip Code)

                                 (704) 319-1000
              (Registrant's telephone number, including area code)
                               ----------------

   (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 14, 2001, there were 11,708,655 shares of Class A Common Stock and 16,059,500 shares of Class B Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  US LEC CORP.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I     FINANCIAL INFORMATION

 Item 1.    Financial Statements........................................     3

            Condensed Consolidated Statements of Operations--Three
            months ended March 31, 2001 and 2000........................     3

            Condensed Consolidated Balance Sheets--March 31, 2001 and
            December 31, 2000...........................................     4

            Condensed Consolidated Statements of Cash Flows--Three
            months ended March 31, 2001 and 2000........................     5

            Condensed Consolidated Statement of Stockholders'
            Deficiency--Three months ended March 31, 2001...............     6

            Notes to Condensed Consolidated Financial Statements........     7

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    16

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk..    19

 PART II    OTHER INFORMATION

 Item 1.    Legal Proceedings...........................................    20

 Item 2.    Changes in Securities and Use of Proceeds...................    20

 Item 3.    Defaults Upon Senior Securities.............................    20

 Item 4.    Submission of Matters to a Vote of Security Holders.........    20

 Item 5.    Other Information...........................................    21

 Item 6.    Exhibits and Reports on Form 8-K............................    21

 Signatures ............................................................    22

                         US LEC CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                              Three months
                                                            ended March 31,
                                                             2001       2000
                                                           ---------  --------
Revenue, Net.............................................. $  38,055  $ 25,363
Cost of Services..........................................    19,171    11,051
                                                           ---------  --------
Gross Margin..............................................    18,884    14,312
Selling, General and Administrative Expenses..............    24,228    16,013
Loss on Resolution of Disputed Revenue....................       --     55,345
Depreciation and Amortization.............................     7,775     4,393
                                                           ---------  --------
Loss from Operations......................................   (13,119)  (61,439)
Other (Income) Expense
  Interest Income.........................................    (1,248)     (114)
  Interest Expense........................................     3,228     2,004
                                                           ---------  --------
Loss Before Income Taxes..................................   (15,099)  (63,329)
Income Tax Benefit........................................       --    (23,727)
                                                           ---------  --------
Net Loss..................................................   (15,099)  (39,602)
Preferred Stock Dividends.................................     3,131       --
Preferred Stock Accretion of Issuance Costs...............       120       --
                                                           ---------  --------
Net Loss Attributable to Common Stockholders.............. $ (18,350) $(39,602)
                                                           =========  ========
Net Loss Per Common Share:
 Basic and Diluted........................................ $   (0.66) $  (1.44)
                                                           =========  ========
Weighted Average Number of Shares Outstanding:
 Basic and Diluted........................................    27,768    27,513
                                                           =========  ========





            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

                                                        (Unaudited)
                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
Assets
Current Assets
 Cash and cash equivalents.............................  $ 69,735     $105,821
 Restricted cash.......................................     1,300        1,300
 Accounts receivable (net of allowance of $2,061 at
  March 31, 2001 and $1,523 at December 31, 2000)......    58,629       48,859
 Prepaid expenses and other assets.....................     8,147        4,802
                                                         --------     --------
  Total current assets.................................   137,811      160,782
Property and Equipment, Net............................   187,940      188,052
Accounts receivable (net of allowance of $52,000 at
 March 31, 2001 and December 31, 2000).................    12,306       12,306
Deferred Income Taxes..................................     4,775        4,148
Other Assets...........................................     8,384        7,871
                                                         --------     --------
  Total Assets.........................................  $351,216     $373,159
                                                         ========     ========
Liabilities and Stockholders' Deficiency
Current Liabilities
 Accounts payable......................................  $  5,186     $ 13,684
 Deferred revenue......................................     4,818        3,350
 Accrued network costs.................................     9,535        9,302
 Deferred income taxes.................................     4,775        4,148
 Commissions payable...................................     8,483        7,012
 Accrued expenses--other...............................     9,079       10,884
                                                         --------     --------
  Total current liabilities............................    41,876       48,380
                                                         --------     --------
Long-Term Debt.........................................   130,000      130,000
Commissions Payable....................................     9,860        9,860
Other Liabilities--Noncurrent..........................     3,930        4,315
Series A Redeemable Convertible Preferred Stock (see
 Note 6)...............................................   206,106      202,854
Stockholders' Deficiency
 Common stock-Class A, $.01 par value (122,925 and
  122,925 authorized shares, 11,228 and 10,934
  outstanding at March 31, 2001 and December 31, 2000,
  respectively)........................................       112          109
 Common stock-Class B, $.01 par value (17,075
  authorized shares, 16,540 and 16,835 outstanding at
  March 31, 2001 and December 31, 2000, respectively)..       165          168
 Additional paid-in capital (see Note 8)...............    73,813       73,813
 Accumulated Deficit...................................  (114,646)     (96,340)
                                                         --------     --------
  Total stockholders' deficiency.......................   (40,556)     (22,250)
                                                         --------     --------
Total Liabilities and Stockholders' Deficiency.........  $351,216     $373,159
                                                         ========     ========

            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In Thousands) (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             2001       2000
                                                           ---------  ---------
Operating Activities
 Net Loss................................................  $ (15,099) $ (39,602)
                                                           ---------  ---------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................      7,775      4,396
  Loss on resolution of disputed revenue.................        --      55,345
  Accounts receivable allowance..........................        538       (833)
  Deferred compensation..................................         45         49
  Deferred income taxes..................................        --     (23,727)

  Changes in assets and liabilities which provided (used)
   cash:
  Accounts receivable....................................    (10,309)    (4,307)
  Prepaid expenses and other assets......................     (3,346)    (1,979)
  Other assets...........................................       (715)      (565)
  Accounts payable.......................................       (955)      (270)
  Deferred revenue.......................................      1,468        (65)
  Accrued network costs..................................        232     (2,311)
  Customer commissions payable...........................      1,471        953
  Accrued expenses--other................................     (1,232)    (1,375)
                                                           ---------  ---------
   Total adjustments.....................................     (5,028)    25,311
                                                           ---------  ---------
   Net cash used in operating activities.................    (20,127)   (14,291)
                                                           ---------  ---------
Investing Activities
 Purchase of property and equipment......................    (15,904)   (14,426)
 Restricted cash.........................................        --        (420)
                                                           ---------  ---------
   Net cash used in investing activities.................    (15,904)   (14,846)
                                                           ---------  ---------
Financing Activities
 Proceeds from exercise of stock options and warrants....        --         158
 Proceeds from long-term debt............................        --      20,000
 Payment of loan fees....................................        (55)      (179)
                                                           ---------  ---------
 Net cash provided (used) by financing activities........        (55)    19,979
                                                           ---------  ---------
 Net Decrease in Cash and Cash Equivalents...............    (36,086)    (9,158)
 Cash and Cash Equivalents, Beginning of Period..........    105,821     15,174
                                                           ---------  ---------
 Cash and Cash Equivalents, End of Period................  $  69,735  $   6,016
                                                           =========  =========
Supplemental Cash Flow Disclosures
 Cash Paid for Interest..................................  $   3,531  $   2,072
                                                           =========  =========

            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                   For the Three Months Ended March 31, 2001

                           (In Thousands) (Unaudited)

                               Class A Class B Additional
                               Common  Common   Paid-in   Accumulated
                                Stock   Stock   Capital     Deficit    Total
                               ------- ------- ---------- ----------- --------
Balance, December 31, 2000....  $109    $168    $73,813    $ (96,340) $(22,250)
 Conversion of Class B common
  shares
  to Class A common shares....     3      (3)       --           --        --
 Unearned compensation--stock
  options.....................   --      --         --            44        44
 Preferred stock dividends....   --      --         --        (3,131)   (3,131)
 Accretion of Preferred Stock
  Issuance Fees...............                                  (120)     (120)
 Net loss.....................   --      --         --       (15,099)  (15,099)
                                ----    ----    -------    ---------  --------
Balance, March 31, 2001.......  $112    $165    $73,813    $(114,646) $(40,556)
                                ====    ====    =======    =========  ========



            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Effect of Recent Accounting Pronouncements

   Accounting for Derivative Instruments and Hedging Activities--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company believes that the adoption of SFAS No. 133 did not have a material effect on its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

2. Restricted Cash

   The restricted cash balance as of March 31, 2001 and December 31, 2000 serves as collateral for letters of credit related to certain office leases.

3. Loss Per Common and Common Equivalent Share

   Loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends and the accretion of preferred stock issuance costs, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares outstanding (in thousands of shares) for the three months ended March 31, 2001 and 2000 were as follows:

                                                                Three Months
                                                               Ended March 31,
                                                                2001    2000
                                                               ------- -------
Basic and Diluted Weighted Average Number of Shares
 Outstanding..................................................  27,768  27,513
                                                               ------- -------

                         US LEC CORP. AND SUBSIDIARIES

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

5. Long-Term Debt

   In December 1999, the Company amended its senior secured loan agreement increasing the amount available from $75,000 to $150,000. The credit facility is currently comprised of (i) a $125,000 revolving credit facility which, at the Company's option, converts into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility with a six-year term. The Company intends to convert the $125,000 revolving credit facility into a term loan as of June 30, 2001. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at March 31, 2001, was $130,000. Advances under the agreement as of March 31, 2001, bear interest at an annual rate ranging between approximately 9.0% and 9.3%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings before interest, taxes, depreciation and amortization and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.

6. Series A Mandatorily Redeemable Convertible Preferred Stock

   On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P.
(THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of March 31, 2001, the Company issued $9,136 in Series A Preferred Stock Dividends and has accrued an additional $2,754. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The initial conversion price of $35.00 has been adjusted to approximately $34.50 pursuant to the anti-dilution provisions of the Series A Preferred Stock. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series

                         US LEC CORP. AND SUBSIDIARIES

A Preferred Stock are subject to mandatory redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. On April 11, 2001, the option held by the affiliates of Bain and THL to invest up to an additional $100,000 in the Company's Series B Mandatorily Redeemable Convertible Preferred Stock expired.

   The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost is being accreted against Accumulated Deficit over the life of the Series A Preferred Stock. For the period ended March 31, 2001, the Company accreted $120 of these costs. As of March 31, 2001, the Company had $5,784 in Series A Preferred Stock issuance cost netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Consolidated Balance Sheet.

7. Uncertainties and Contingencies

   The deregulation of the telecommunications industry and the implementation of the Telecommunications Act of 1996 have embroiled numerous industry participants including the Company in proceedings, in arbitration, in state regulatory commissions and in the state and federal courts over many issues important to the financial and operational success of the Company, including the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, reciprocal compensation, long distance access rates, the characterization of traffic for compensation purposes, and wholesale pricing. The Company anticipates that for the foreseeable future it will be involved in various regulatory proceedings over these and other material issues and that further legislative and regulatory rulemaking will occur as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, whether in a proceeding to which the Company is a party or one to which it is not a party, or adverse legislative or regulatory rulings or changes in policies on any of these or other issues material to the Company, could have an adverse effect on the Company's financial results or its operations.

   The Company is currently involved in several proceedings regarding revenues and receivables from incumbent local exchange carriers ("ILECs"), interexchange carriers ("IXCs") and other carriers. As of March 31, 2001, the Company's gross receivables were approximately $122,000, of which approximately $81,000 was due from BellSouth Telecommunications, Inc. ("BellSouth") and approximately $14,000 was due from Sprint Communications Company L.P. ("Sprint").

   In the case of BellSouth, the majority of the receivables are being disputed primarily due to issues regarding reciprocal compensation. In the case of Sprint, the majority of the receivable is being disputed based on access rates. The following paragraphs outline the current issues in the material disputes in which the Company is involved. The issues are complex and are numerous. This outline is not a complete explanation of the number or depth of the issues in these proceedings. In addition, there are many other proceedings pending in courts, commissions and agencies in which the Company is not involved that may materially affect its financial results or operations.

   Reciprocal Compensation--The Company is a party to material proceedings in which it seeks collection of outstanding amounts owed by ILECs, primarily BellSouth, for reciprocal compensation which are discussed below. In addition, the Federal Communications Commission ("FCC") recently issued an order concerning compensation for traffic terminated to Internet service providers ("ISPs") which is also discussed below.

   BellSouth and other incumbents continue not to pay reciprocal compensation for local traffic, including ISP traffic, objecting on a variety of grounds, including that compensation is not owed for ISP traffic, the rate charged, the minutes of use billed, and its obligation to pay late payment fees. The Company anticipates proceedings will be necessary in order to obtain payment of the amount owed to it in each state in which it operates.

                         US LEC CORP. AND SUBSIDIARIES

   In addition, BellSouth and other incumbents may elect to initiate additional proceedings or attempt to expand the pending proceedings by raising new challenges to amounts owed to the Company. The Company believes BellSouth has asserted these issues and will attempt to raise further issues in order to avoid or delay payment. The Company intends to protect its rights, but cannot predict when these issues, and others BellSouth and other incumbents may raise, will be resolved.

   If a decision adverse to the Company is issued in any of these proceedings by any of the state commissions in which it operates, or in any federal or state appeal or review of a favorable decision in a state in which it operates, or if either the FCC or any of the applicable state commissions was to alter its view of reciprocal compensation or if Congress or any state legislature enacted legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of March 31, 2001 included approximately $58,000 of earned, but uncollected, disputed reciprocal compensation related to ISP traffic.

   Recent FCC Order on Reciprocal Compensation--On April 27, 2001, the FCC released an Order on Remand and Report and Order (the "Remand Order") addressing inter-carrier compensation for traffic terminated to ISPs. In the Remand Order, the FCC addressed a number of issues important to how carriers are to compensate each other for traffic terminated to ISPs, including

  . That traffic terminated to ISPs is not subject to reciprocal compensation, but subject to a new compensation mechanism;

  . That an interim compensation mechanism will apply to ISP traffic for 36 months after the order is effective that sets compensation at a per minute rate equal to $0.0015 for the first six months, $0.001 for the following 18 months and $.0007 for the following 12 months, unless the state-set rate for reciprocal compensation is lower than the federal rate, in which case the lower state-set rate applies. After 36 months, the applicable rate continues until the FCC issues a new rule on intercarrier compensation for ISP traffic.

  . That all traffic exchanged between carriers over a 3:1 ratio will be presumed to be ISP traffic, subject to such presumption being rebutted.

  . That a CLEC may not increase its billings for ISP traffic more than 10% annually in 2001 or 2002 and that 2003 billings shall be limited to 2002 billings.

  . That the order does not affect any existing interconnection agreement unless the agreement includes a change of law provision.

  . After the publication date of the Remand Order, the Company will not be permitted to "opt into" provisions in interconnection agreements of other CLECs addressing the rates paid for the exchange of ISP bound traffic.

   In addition, the Remand Order places limitations on the ability of CLECs to bill for ISP traffic in markets they are not currently serving.

   Importantly, while the Remand Order provides greater certainty as to the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced, and whether it is appealed and, if so, whether it is stayed pending resolution of the appeal. In particular, there are uncertainties as to whether the Remand Order has retroactive effect on the Company's interconnection agreements and past monetary receipts, affects the Company's current efforts to obtain interconnection agreements in states where the Company is "opting in" to interconnection agreements, the Company's existing arbitral, commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs,

                         US LEC CORP. AND SUBSIDIARIES
whether the 3:1 ratio and the 10% growth cap will be applied state-by-state, market-by-market and/or carrier-by-carrier, and whether the incumbent will trigger the rate reductions and other limitations set forth in the Remand Order by offering to exchange traffic at these rates. If the Remand Order is interpreted in a manner adverse to the Company on all or any of the issues, it could have a material adverse effect on the Company.

   Reciprocal Compensation Proceedings--The Company is party to the following material proceedings relating to reciprocal compensation.

   North Carolina--On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission ("NCUC") ordered BellSouth to bill and pay for all ISP-related traffic (the "NCUC ISP Order"). In June, 1999, the United States District Court for the Western District of North Carolina ("NC District Court") dismissed a petition for judicial review of the NCUC ISP Order and other relief filed by BellSouth without prejudice and remanded it back to the NCUC for further review.

   The NCUC denied BellSouth's request for further review and filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "Fourth Circuit") of the NC District Court's order. The Company also appealed and the United States Justice Department intervened. On February 14, 2001, the Fourth Circuit issued a ruling in favor of the Company and the NCUC, ruling that the NC District Court did not have subject matter jurisdiction over the appeal of an enforcement proceeding and ruling the NCUC was immune from suit under the Eleventh Amendment of the United States Constitution. On March 5, 2001, the United States Supreme Court granted a petition for certiorari in which it agreed to consider these issues in a case originating in the U.S. Circuit Court of Appeals for the Seventh Circuit.

   As the Company has previously reported, BellSouth began a proceeding in September 1998 before the NCUC seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31, 2000 Order") that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm's network traffic and prohibited the Company from billing BellSouth reciprocal compensation for minutes of use attributable any similar "always-on" network as such networks are identified in the March 31, 2000 Order. As a result, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. This charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm. The Company did not appeal the March 31 Order, although Metacomm is prosecuting an appeal. The Company filed a brief in support of Metacomm's appeal and may participate in that appeal as an appellee. The Company cannot predict the outcome of that appeal.

   In 2000, additional paid-in capital was reduced by $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, the majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. On March 31, 2001, the Company, its audit committee and Mr. Aab reached a preliminary agreement on resolution of the monies due to the Company from Metacomm. The terms of that agreement are further discussed in Footnote 8 (Stockholder's Equity) below.

   On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than traffic related to Metacomm and similar networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it sought payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. This action before the NCUC has been stayed by the NCUC while the Company and BellSouth

                         US LEC CORP. AND SUBSIDIARIES
conduct NCUC-ordered negotiations to resolve the matter. The amount of reciprocal compensation recoverable by the Company for non-ISP traffic in North Carolina will be determined by the negotiations or a subsequent ruling by the NCUC. If the negotiations are unsuccessful, the Company will seek a ruling from the NCUC on these claims against BellSouth. The Company is not optimistic that the negotiations will be successful. Once the reciprocal compensation to be paid by BellSouth is determined by negotiation or NCUC ruling, the Company will adjust the non-recurring charge attributable to reciprocal compensation taken by the Company.

   In addition, the Company has filed for arbitration to resolve its reciprocal compensation dispute with Verizon Communications ("Verizon") in North Carolina for contract periods after September 1999 and up to December 2001. Verizon contests its obligation to pay reciprocal compensation for ISP traffic, enhanced service provider traffic, and certain traffic Verizon transports from the networks of other carriers to US LEC's network.

   Georgia--On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") seeking payment of disputed reciprocal compensation under the Company's first and second interconnection agreements with BellSouth in Georgia. On June 15, 2000, the GAPSC issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). BellSouth has appealed the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in Fulton County, Georgia. The GAPSC has held a hearing on the rate at which US LEC is ultimately entitled to be paid for this traffic, but has not yet rendered a decision.

   Florida--On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation in that state. The FLPSC will also be called upon to decide issues regarding the rate at which reciprocal compensation should be paid and the number of minutes of use for which BellSouth must pay. The hearing is scheduled to take place later in 2001. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding brought by Intermedia Communications, Inc ("Intermedia"). The impact of this ruling on the Company's claim has not yet been determined. Intermedia has appealed the decision. Proceedings on the same issue between Intermedia and BellSouth are pending decision in Georgia and North Carolina. The proceedings could affect the Company's claims in Florida as well as in other states.

   Tennessee--On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic in that state. The TRA will also be called upon to decide issues regarding the rate at which reciprocal compensation should be paid and the number of minutes of use for which BellSouth must pay. There is no hearing scheduled for this matter at this time.

   Disputed Access Revenues--A number of IXCs have refused to pay access charges to CLECs, including those of the Company, on the allegation that the access charges exceed those of the ILEC serving that territory. The IXCs have made a concerted effort to induce the CLECs, including the Company, to reduce access charges. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates. In addition, the FCC recently issued an order concerning compensation for the origination and termination of interstate access by CLECs.

                         US LEC CORP. AND SUBSIDIARIES

   FCC Access Rate Order--On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the "Access Order") in which the FCC established a benchmark rate at which a CLEC's interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for origination and terminating interstate toll and toll free traffic, including

  . That the benchmark rate for the first 12 months following the effective date of the Access Order is $0.025, and will be $0.018 and $0.012 for the two following twelve month periods, respectively. In months 37 and beyond, the benchmark rate is set at the level of the ILECs' tariffed rates.

  . That a CLEC may tariff the benchmark rates only in those markets where the CLEC is providing service on the effective date of the Access Order, otherwise it must tariff the ILEC rate.

   The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at tariffed rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and whether it is appealed and, if so, whether it is stayed pending resolution of any appeal. It is also uncertain what effect, if any, the Access Order will have on the Company's pending dispute with Sprint (discussed below) for collection of access billings for periods prior to the effective date of the Access Order. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company.

   Sprint Access Proceedings--In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint for amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of March 31, 2001, Sprint owed the Company approximately $14,000 in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint believes are just and reasonable. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs.

   Legislation--Periodically legislation has been introduced in the U.S. House of Representatives or the U. S. Senate to alter or amend the Telecommunications Act of 1996. It is this Act which opens the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the 1996 Act. The Company cannot predict whether any particular piece of legislation will become law and how the 1996 act might be modified. The passage of legislation amending the 1996 Act could have a material adverse effect on the Company and its financial results.

   Interconnection Agreements--The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company has signed or adopted pursuant to the 1996 Act interconnection agreements with various ILECs, including BellSouth, Sprint, Verizon and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed or adopted pursuant to the 1996 Act multiple agreements with BellSouth which govern its relationships will BellSouth in nine states. As discussed above, the FCC Remand Order does not affect any

                         US LEC CORP. AND SUBSIDIARIES
existing interconnection agreement, unless the agreement includes a change of law provision. The implications of this ruling on the Company's interconnection agreements have not been fully assessed, but they could have a material adverse effect on the Company.

In October 2000, the Company agreed to adopt existing local interconnection agreements with BellSouth in South Carolina, Kentucky, Louisiana and Mississippi. The agreements are for a term of two years and relate back to the expiration date of the prior agreements in each state. The agreements will expire at varying dates in 2002. The agreements provide for reciprocal compensation at rates significantly lower than in the Company's prior interconnection agreements. These agreements do not provide for any reciprocal compensation payments for ISP traffic; rather, the agreements include a true up provision whereby the parties will track that traffic pending an order from the FCC on the issue. The Company does not have significant amounts of reciprocal compensation in these states.

   The Company has adopted new interconnection agreements with BellSouth in North Carolina, Florida and Tennessee, all of which relate back to January 1, 2000 and which expire April 2002, October 2002 and November 2002, respectively. These agreements provide for reciprocal compensation for all local traffic, including ISP traffic, at rates significantly lower than in the Company's prior interconnection agreements. The agreement for North Carolina provides for a true-up of payments made for ISP traffic should the NCUC issue a subsequent ruling pursuant to FCC action on ISP traffic.

   The Company continues to seek interconnection agreements with BellSouth in Alabama and Georgia. The Company's existing agreements with BellSouth in these states have expired, but continue in force until new interconnection agreements are signed. BellSouth filed petitions for arbitration in these states seeking to obtain state-ordered interconnection agreements, but the Company anticipates that it will be able to avoid or shorten the arbitration process in these states by adopting interconnection agreements that will result from recently concluded arbitrations involving other CLECs. The Company has filed with the public utilities commissions in both Georgia and Alabama notices of its election to opt into existing agreements, but was unable to obtain written consent from BellSouth to these actions, which consent is not required. The Company cannot predict whether BellSouth will attempt to challenge the Company's election to opt into agreements in these states. When new agreements are finalized, they will be effective as of the expiration date of the prior agreements. The Company anticipates that new interconnection agreements in these states will also provide for significantly lower rates.

   Agreements with Verizon (GTE) are in force in states where Verizon (GTE) and the Company operate. The agreement for Virginia expired in July 2000, and remains in force and effect until a new agreement is executed. All other agreements expire during 2001 or 2002.

   The Company also has interconnection agreements with Verizon (Bell Atlantic) in the states of Virginia, Pennsylvania and Maryland. Requests for adoption are pending in Delaware, New Jersey and the District of Columbia.

   Agreements with Sprint are in force and effect in Florida, Virginia, North Carolina and Tennessee.

   Interconnection with Other Carriers--The Company anticipates that as its interconnections with various carriers increase, the issue of seeking reciprocal compensation or other compensation for the termination or origination of traffic whether by access charge or other charge will become an increasingly complex issue. The Company does not anticipate that it will be cost effective to negotiate interconnection agreements with every carrier to which the Company directs traffic or from which the Company receives traffic for termination. The Company will make a case by case analysis and state by state analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

                         US LEC CORP. AND SUBSIDIARIES

8. Stockholders' Equity

   Stock Options--The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of Stockholders held May 3, 2001, the Company's Stockholders voted to increase the number of Class A Common Stock reserved for issuance under the Plan from 3,500 to 5,000 shares. As of March 31, 2001, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 2,895 shares of Class A Common Stock.

   Additional Paid-in-Capital--In 2000, additional paid-in-capital was reduced by $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. At the time such amounts are paid to the Company, the payment will increase additional paid-in capital as a capital contribution to the Company.

   On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. The agreement provides in material part (1) that Mr. Aab will make a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock currently controlled by Mr. Aab, (2) that Mr. Aab and Mr. Ganatra will convert all of the then remaining and outstanding shares of Class B Common Stock--a total of approximately 14,000 such shares will be outstanding after the 2,000 shares are cancelled--into the same number of shares of Class A Common Stock, (3) the Company will agree to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company will agree to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

   The agreement is subject to obtaining a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock will result in the realization by the Company and its Class A shareholders of value equal to the outstanding Metacomm obligation, receipt by the Company of a favorable tax opinion, and the receipt of certain consents. At the time Mr. Aab contributes 2,000 shares of Class B Common Stock to the Company for cancellation, only the fair market value of the 2,000 shares will increase additional paid-in capital as a capital contribution to the Company.

   The Company expects that the proposed transaction will be consummated by the end of June 2001. Upon closing of the transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) will decrease by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab will no longer have absolute voting control of the Corporation's Common Stock, although he will remain its largest single shareholder and will likely have de facto voting control.

   Employee Stock Purchase Plan--The Company established an Employee Stock Purchase Plan (ESPP) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. At the Annual Meeting of Stockholders held May 3, 2001, the Company's Stockholders voted to increase the number of Class A Common Stock reserved for issuance under the ESPP from 1,000 to 2,000 shares. As of March 31, 2001, the Company had issued 108 shares under the ESPP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions or regulatory or legislative changes related to reciprocal compensation and access charges owing to the Company by BellSouth, Sprint and other carriers, the ability to fund capital needs as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and in other reports which are on file with the Securities and Exchange Commission.

Overview

   US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), and hotels. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long-distance, data and enhanced services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Indiana, Delaware, New Jersey, New York, Ohio, Texas, Connecticut and Massachusetts. As of March 31, 2001, US LEC's network was comprised of 23 Lucent 5ESS(R) AnyMedia(TM) digital switches and 17 Lucent CBX500 ATM data switches that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

Results of Operations

Three Months Ended March 31, 2001 Compared With The Three Months Ended March 31, 2000

   Net revenue increased to $38.1 million for the quarter ended March 31, 2001 from $25.4 million for the quarter ended March 31, 2000. The Company's core business, or revenue other than reciprocal compensation and related facility revenue, increased to $34.3 million for the quarter ended March 31, 2001 from $22.0 million for the quarter ended March 31, 2000, an increase of 56%. Reciprocal compensation revenue increased to $3.8 million for the quarter ended March 31, 2001 from $3.0 million for the quarter ended March 31, 2000 due to the increase in the number of customers on the Company's network. As a result of the resolution of the Company's most significant reciprocal compensation issue as well as the provision taken for receivables, the Company believes no additional allowance is required as of March 31, 2001. See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to reciprocal compensation and other disputed amounts.

   Cost of services is comprised primarily of leased transport, facility installation and usage charges. Cost of services increased to $19.2 million, or 50% of revenue, for the quarter ended March 31, 2001, from $11.1 million, or 44% of revenue, for the quarter ended March 31, 2000. The increase in cost of services was primarily a result of the increase in the size of US LEC's network and increased usage by customers. The increase in cost of services as a percentage of revenue was due to the increase of core revenue as a percentage of total revenue.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS--(Continued)

   The loss on the resolution of disputed revenue was a result of the March 31, 2000 NCUC Order that relieved BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55 million in the first quarter of 2000. This charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million, and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm. The amounts are estimated based on a methodology that must be agreed to by the NCUC. The Company is currently working with BellSouth to determine the definitive amounts.

   Selling, general and administrative expenses for the quarter ended March 31, 2001 increased to $24.2 million, or 64% of revenue, compared to $16.0 million, or 63% of revenue for the quarter ended March 31, 2000. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation.

   Depreciation and amortization for the three months ended March 31, 2001 increased to $7.8 million from $4.4 million over the comparable 2000 period. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

   Interest income for the three months ended March 31, 2001 was $1.2 million compared to interest income of $0.1 million for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 was $3.2 compared to interest expense of $2.0 million for the three months ended March 31, 2000. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

   Income tax benefit for the three months ended March 31, 2001 was $0.0, compared to $23.7 million for the three months ended March 31, 2000. The $23.7 million benefit for the three months ended March 31, 2000 is a net amount which includes a $12.3 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

   Net loss for the three months ended March 31, 2001 amounted to $15.1 million. Dividends accrued on Series A Preferred Stock for the three months ended March 31, 2001 amounted to $3.1 million (See Note 6 (Series A Mandatorily Redeemable Convertible Preferred Stock) to the Company's Condensed Consolidated Financial Statements for additional information). The accretion of preferred stock issuance cost for the three months ended March 31, 2001 amounted to $120.

   As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2001 amounted to $18.4 million, or ($0.66) per share (diluted) compared to net loss of $39.6 million, or ($1.44) per share (diluted) for the three months ended March 31, 2000.

Liquidity and Capital Resources

   US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $15.9 million and $14.4 million for the three months ended March 31, 2001 and 2000, respectively. In December 1999, the Company amended its existing senior secured loan agreement to increase

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

the amount available under the loan agreement from $75.0 million to $150.0 million. As of March 31, 2001, the amount outstanding under the loan agreement was $130.0 million. As a result, $20.0 million is currently available to borrow under the loan agreement. While management believes the approximately $70 million in cash and $20 million in availability under the loan agreement will fund the Company's announced expansion to EBITDA positive, funding for expansion beyond the Company's announced network deployment and funding to free cash flow positive may require additional financing unless the Company receives significant payment of the amounts due to the Company from BellSouth and from Sprint (See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to disputed reciprocal compensation and other disputed amounts.)

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

   Cash used in operating activities increased to $20.1 million for the three months ended March 31, 2001 from $14.3 million during the comparable period in 2000. The increase was primarily due to the increase in operational activities, working capital and accounts receivable associated with the growth of the Company. Additionally, the majority of the Company's accounts receivable at March 31, 2001 continue to be amounts due from ILECs for reciprocal compensation, facility charges, and access charges. The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52 million provision was netted on the Company's Consolidated Statement of Operations against a $12 million reduction in commissions payable on those receivables, resulting in the $40 million provision on the Company's Consolidated Statement of Operations at December 31, 2000. Management believes this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges, the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and Sprint's failure to pay US LEC's access charges (See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and access charges).

   Cash used in investing activities increased to $15.9 million for the three months ended March 31, 2001 from $14.8 million during the three months ended March 31, 2000. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements associated with the Company's expansion into additional locations and markets.

   Cash used in financing activities increased to $0.1 million for the three months ended March 31, 2001 from $20.0 million cash provided during the first three months of 2000. The decrease was primarily due to the decreased borrowing under the Company's credit facility.

Uncertainties and Contingencies

   The Company's revenue and receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolution of current disputes with carriers over reciprocal compensation and access revenue. For further discussion, see Footnote 7 to the Company's Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2001, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin.

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

                           PART II OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

   US LEC is not currently a party to any material legal proceedings, other than the GPSC, TRA, FPSC, NCUC and U.S. District Court proceedings, the arbitrations, and any appeals thereof, related to reciprocal compensation and other amounts due from BellSouth and other ILECs and the U.S. District Court proceeding related to access fees due from Sprint (See Footnote 7 of the Company's condensed consolidated financial statements for a description of these proceedings).

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of the Stockholders of US LEC Corp. was held on May 3, 2001. At the annual meeting, three matters were considered, acted upon and approved: (1) the election of two Class A Directors, two Class B Directors, and two Series A Preferred Stock Directors to a one-year term and until their successors are duly elected and qualified; (2) an amendment to the US LEC Corp. 1998 Omnibus Stock Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 3,500,000 to 5,000,000; and (3) an amendment to the US LEC Corp. Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 1,000,000 to 2,000,000.

  (1) Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                            Votes
                                                ------------------------------
Nominee                        Class of Stock       For     Withheld Authority
-------                      ------------------ ----------- ------------------
Class A Directors:
 David M. Flaum.............      Class A         9,730,889      155,982
                                  Class B       167,592,700           --
                             Series A Preferred   6,060,311           --
                                                -----------      -------
                                                183,383,900      155,982
 Steven L. Schoonover.......      Class A         9,757,539      129,332
                                  Class B       167,592,700           --
                             Series A Preferred   6,060,311           --
                                                -----------      -------
                                                183,410,550      129,332
Class B Directors:
 Richard T. Aab.............      Class B       167,592,700           --
 Tansukh V. Ganatra.........      Class B       167,592,700           --
Series A Preferred Stock
 Directors:
 Anthony J. DiNovi.......... Series A Preferred   6,060,311           --
 Michael A. Krupka.......... Series A Preferred   6,060,311           --

  (2) Indicated below are the total votes in favor of the amendment to the US LEC Corp. 1998 Omnibus Stock Plan, the total votes against the amendment and the total votes abstaining:


                                                              Votes
                                                 -------------------------------
Class of Stock                                       For      Against  Abstained
--------------                                   ----------- --------- ---------
Class A.........................................   2,258,158 1,993,493  14,297
Class B......................................... 167,592,700        --      --
Series A Preferred..............................   6,060,099        --     212
                                                 ----------- ---------  ------
                                                 175,910,957 1,993,493  14,509

  (3) Indicated below are the total votes in favor of the amendment to the US LEC Corp. Employee Stock Purchase Plan:

                                                              Votes
                                                 -------------------------------
Class of Stock                                       For      Against  Abstained
--------------                                   ----------- --------- ---------
Class A.........................................   3,244,803 1,007,112  14,033
Class B......................................... 167,592,700        --      --
Series A Preferred..............................   6,060,099        --     212
                                                 ----------- ---------  ------
                                                 176,897,602 1,007,112  14,245

Item 5. OTHER INFORMATION

   None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     Exhibit No.                            Description
     -----------                            -----------
     11.1             Statement Regarding Computation of Earnings per Share(1)

--------
(1) Incorporated by reference to the Company's Condensed Consolidated Statements of Operations appearing in Part I of this report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          US LEC Corp.

                                          By:
                                             -----------------------
                                                Michael K. Robinson
                                            Executive Vice President and
                                              Chief Financial Officer
May 15, 2001