Form 10-Q
period 2001-06-30
US LEC CORP
filed 2001-08-06
CIK 1054290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

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

                   Morrocroft III, 6801 Morrison Boulevard,
                        Charlotte, North Carolina 28211
              (Address of principal executive offices) (Zip Code)

                                (704) 319-1000
             (Registrant's telephone number, including area code)

                               ----------------

  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 6, 2001, there were 12,003,759 shares of Class A Common Stock and 16,059,500 shares of Class B Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  US LEC CORP.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Statements of Operations--Three and six
          months ended June 30, 2001 and 2000...........................     3

          Condensed Consolidated Balance Sheets--June 30, 2001 and
          December 31, 2000.............................................     4

          Condensed Consolidated Statements of Cash Flows--Six months
          ended June 30, 2001 and 2000..................................     5

          Condensed Consolidated Statement of Stockholders' Deficiency--
          Six months ended June 30, 2001................................     6

          Notes to Condensed Consolidated Financial Statements..........     7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    17

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    20

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................    20

 Item 2.  Changes in Securities and Use of Proceeds.....................    20

 Item 3.  Defaults Upon Senior Securities...............................    20

 Item 4.  Submission of Matters to a Vote of Security Holders...........    20

 Item 5.  Other Information.............................................    20

 Item 6.  Exhibits and Reports on Form 8-K..............................    20

 Signatures..............................................................   21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         US LEC CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
Revenue, Net.......................... $ 43,051  $ 26,148  $ 81,106  $ 51,511
Cost of Services......................   21,911    11,714    41,082    22,765
                                       --------  --------  --------  --------
Gross Margin..........................   21,140    14,434    40,024    28,746
Selling, General and Administrative
 Expenses.............................   26,017    18,764    50,245    34,777
Loss on Resolution of Disputed
 Revenue..............................      --        --        --     55,345
Depreciation and Amortization.........    7,992     5,674    15,767    10,067
                                       --------  --------  --------  --------
Loss from Operations..................  (12,869)  (10,004)  (25,988)  (71,443)
Other (Income) Expense
  Interest Income.....................     (712)   (1,434)   (1,960)   (1,548)
  Interest Expense....................    2,901     1,110     6,129     3,114
                                       --------  --------  --------  --------
Loss Before Income Taxes..............  (15,058)   (9,680)  (30,157)  (73,009)
Income Tax Benefit....................      --        --        --    (23,727)
                                       --------  --------  --------  --------
Net Loss..............................  (15,058)   (9,680)  (30,157)  (49,282)
Preferred Stock Dividends.............    3,178     2,633     6,309     2,633
Preferred Stock Accretion of Issuance
 Costs................................      122       --        242       --
                                       --------  --------  --------  --------
Net Loss Attributable to Common
 Stockholders......................... $(18,358) $(12,313) $(36,708) $(51,915)
                                       ========  ========  ========  ========
Net Loss Per Common Share:
  Basic and Diluted................... $  (0.66) $  (0.45) $  (1.32) $  (1.88)
                                       ========  ========  ========  ========
Weighted Average Number of Shares
 Outstanding:
  Basic and Diluted...................   27,771    27,636    27,770    27,574
                                       ========  ========  ========  ========



            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

                                                       (Unaudited)
                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
Assets
Current Assets
 Cash and cash equivalents............................  $ 70,473     $105,821
 Restricted cash......................................     1,300        1,300
 Accounts receivable (net of allowance of $3,300 at
  June 30, 2001 and $1,523 at December 31, 2000)......    73,877       48,859
 Prepaid expenses and other assets....................     8,130        4,802
                                                        --------     --------
  Total current assets................................   153,780      160,782
Property and Equipment, Net...........................   190,980      188,052
Accounts Receivable (net of allowance of $52,000 at
 June 30, 2001 and December 31, 2000).................    12,306       12,306
Deferred Income Taxes.................................     8,543        4,148
Other Assets..........................................     8,833        7,871
                                                        --------     --------
  Total Assets........................................  $374,442     $373,159
                                                        ========     ========
Liabilities and Stockholders' Deficiency
Current Liabilities
 Accounts payable.....................................  $ 12,365     $ 13,684
 Deferred revenue.....................................     5,528        3,350
 Accrued network costs................................    13,449        9,302
 Deferred income taxes................................     8,543        4,148
 Commissions payable..................................     8,767        7,012
 Accrued expenses--other..............................     9,650       10,884
 Current portion of long-term debt....................     9,375          --
                                                        --------     --------
  Total current liabilities...........................    67,677       48,380
                                                        --------     --------
Long-Term Debt........................................   140,625      130,000
Commissions Payable...................................     9,860        9,860
Other Liabilities--Noncurrent.........................     5,257        4,315
Series A Redeemable Convertible Preferred Stock (see
 Note 6)..............................................   209,406      202,854
Stockholders' Deficiency
 Common stock-Class A, $.01 par value (122,925
  authorized shares, 12,004 and 10,934 outstanding at
  June 30, 2001 and December 31, 2000, respectively)..       120          109
 Common stock-Class B, $.01 par value (17,075
  authorized shares, 16,060 and 16,835 outstanding at
  June 30, 2001 and December 31, 2000, respectively)..       160          168
 Additional paid-in capital (see Note 8)..............    74,284       73,813
 Accumulated Deficit..................................  (132,947)     (96,340)
                                                        --------     --------
  Total stockholders' deficiency......................   (58,383)     (22,250)
                                                        --------     --------
Total Liabilities and Stockholders' Deficiency........  $374,442     $373,159
                                                        ========     ========

            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In Thousands) (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                               2001      2000
                                                             --------  --------
Operating Activities
 Net Loss..................................................  $(30,157) $(49,282)
                                                             --------  --------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................    15,767    10,072
  Loss on resolution of disputed revenue...................       --     55,345
  Accounts receivable allowance............................     1,776      (165)
  Deferred compensation....................................        91        99
  Deferred income taxes....................................       --    (23,727)

  Changes in assets and liabilities which provided (used)
   cash:
  Accounts receivable......................................   (26,795)  (13,428)
  Prepaid expenses and other assets........................    (3,329)   (6,039)
  Other assets.............................................    (1,488)   (1,563)
  Accounts payable.........................................     3,293     1,162
  Deferred revenue.........................................     2,178       396
  Accrued network costs....................................     4,147    (3,229)
  Customer commissions payable.............................     1,755     2,552
  Accrued expenses--other..................................       710     2,315
                                                             --------  --------
   Total adjustments.......................................    (1,895)   23,790
                                                             --------  --------
   Net cash used in operating activities...................   (32,052)  (25,492)
                                                             --------  --------
Investing Activities
 Purchase of property and equipment........................   (23,727)  (59,346)
 Restricted cash...........................................       --       (224)
                                                             --------  --------
   Net cash used in investing activities...................   (23,727)  (59,570)
                                                             --------  --------
Financing Activities
 Net proceeds from issuance of Series A Preferred Stock....       --    193,876
 Proceeds from exercise of stock options and warrants......       --        662
 Proceeds from long-term debt..............................    20,000    80,000
 Payments on long-term debt................................       --    (92,000)
 Payment of loan fees......................................       (55)     (198)
 Issuance of common shares.................................       677       --
 Cost of Recapitalization..................................      (191)      --
                                                             --------  --------
 Net cash provided by financing activities.................    20,431   182,340
                                                             --------  --------
 Net Increase (Decrease) in Cash and Cash Equivalents......   (35,348)   97,278
 Cash and Cash Equivalents, Beginning of Period............   105,821    15,174
                                                             --------  --------
 Cash and Cash Equivalents, End of Period..................  $ 70,473  $112,452
                                                             ========  ========
Supplemental Cash Flow Disclosures
Cash Paid for Interest.....................................  $  6,234  $  3,382
                                                             ========  ========

            See notes to condensed consolidated financial statements

                         US LEC CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     For the Six Months Ended June 30, 2001

                           (In Thousands) (Unaudited)

                                 Class  Class
                                   A      B    Additional
                                 Common Common  Paid-in   Accumulated
                                 Stock  Stock   Capital     Deficit    Total
                                 ------ ------ ---------- ----------- --------
Balance, December 31, 2000......  $109   $168   $73,813    $ (96,340) $(22,250)
 Conversion of Class B Common
  Shares to Class A Common
  Shares........................     8     (8)      --           --        --
 Issuance of Employee Stock
  Purchase Plan Stock...........     3    --        674          --        677
 Unearned Compensation--Stock
  Options.......................   --     --        (12)         101        89
 Cost of Recapitalization.......   --     --       (191)         --       (191)
 Preferred Stock Dividends......   --     --        --        (6,309)   (6,309)
 Accretion of Preferred Stock
  Issuance Fees.................                                (242)     (242)
 Net Loss.......................   --     --        --       (30,157)  (30,157)
                                  ----   ----   -------    ---------  --------
Balance, June 30, 2001..........  $120   $160   $74,284    $(132,947) $(58,383)
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

                         US LEC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Effect of Recent Accounting Pronouncements

   Accounting for Derivative Instruments and Hedging Activities--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company believes that the adoption of SFAS No. 133 did not have a material effect on its results of operations, as it does not currently hold any derivative instruments or engage in hedging activities.

2. Restricted Cash

   The restricted cash balance as of June 30, 2001 and December 31, 2000 serves as collateral for letters of credit related to certain office leases.

3. Loss Per Common and Common Equivalent Share

   Loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends and the accretion of preferred stock issuance costs, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. The Company's basic and diluted weighted average number of shares outstanding (in thousands of shares) for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                Three Months     Six Months
                                               Ended June 30,  Ended June 30,
                                               --------------- ---------------
                                                2001    2000    2001    2000
                                               ------- ------- ------- -------
Basic and Diluted Weighted Average Number of
 Shares Outstanding...........................  27,771  27,636  27,770  27,574
                                               ------- ------- ------- -------

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

5. Long-Term Debt

   The Company's senior secured loan agreement is comprised of (i) a $125,000 credit facility which converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility which matures in December, 2005. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at June 30, 2001, was $150,000, of which $9,375 is classified as current on the Company's Condensed Consolidated Balance Sheet. Advances under the agreement as of June 30, 2001, bear interest at an annual rate ranging between approximately 7.75% and 8.00%. The credit facility is subject to certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings before interest, taxes, depreciation and amortization and debt ratios. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.

6. Series A Mandatorily Redeemable Convertible Preferred Stock

   On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P.
(THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of June 30, 2001, the Company issued $12,273 in Series A Preferred Stock Dividends and has accrued an additional $2,795. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. On April 11, 2001, the option held by the affiliates of Bain and THL to invest up to an additional $100,000 in the Company's Series B Mandatorily Redeemable Convertible Preferred Stock expired.

                         US LEC CORP. AND SUBSIDIARIES

   The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost is being accreted against Accumulated Deficit over the life of the Series A Preferred Stock. For the three and six month periods ended June 30, 2001, the Company accreted $122 and $242 of these costs. As of June 30, 2001, the Company had $5,662 in Series A Preferred Stock issuance cost netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Condensed Consolidated Balance Sheet.

7. Uncertainties and Contingencies

   The deregulation of the telecommunications industry and the implementation of the Telecommunications Act of 1996 have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations in state regulatory commissions, before private arbitration organizations, and state and federal courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, reciprocal compensation, long distance access rates, and the characterization of traffic for compensation purposes. The Company anticipates that for the foreseeable future it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, whether or not the Company is a party, or adverse legislation or regulatory rulings or changes in regulatory policy on any of these or other issues material to the Company could have a material adverse effect on the Company's financial results or its operations.

   The Company is currently involved in several proceedings regarding revenues and receivables from incumbent local exchange carriers ("ILECs"), interexchange carriers ("IXCs"), and others. As of June 30, 2001, the Company's gross receivables were approximately $141,000, of which approximately $86,000 was due from BellSouth Telecommunications, Inc. ("BellSouth"), approximately $15,000 was due from Sprint Communications Company L.P. ("Sprint"), and approximately $3,000 was due from Verizon Communications ("Verizon").

   In the case of BellSouth and Verizon, the majority of the receivables are being disputed primarily due to issues regarding reciprocal compensation. In the case of Sprint, the majority of the receivable is being disputed based on access rates. The following paragraphs outline the current issues in the material disputes in which the Company is involved. The issues are complex and are numerous. This outline is not a complete explanation of the number or depth of the issues in these proceedings. In addition, there are many other proceedings pending in courts, commissions, and agencies in which the Company is not involved that may materially affect its financial results or operations.

   Reciprocal Compensation--The Company is a party to material proceedings in which it seeks collection of outstanding amounts owed by BellSouth and Verizon for reciprocal compensation which are discussed below. In addition, the Federal Communications Commission ("FCC") recently issued an order concerning compensation for traffic terminated to Internet service providers ("ISPs") which is also discussed below.

   BellSouth and Verizon continue not to pay a significant portion of the reciprocal compensation owed for local traffic, including ISP traffic. They refuse on a variety of grounds, including that reciprocal compensation is not owed for ISP traffic, the rates charged are too high, the minutes of use are inaccurately billed, and they have no obligation to pay late payment fees. The Company anticipates additional proceedings will be necessary in order to obtain payment of much of the money owed to it in each state in which it operates.

   The Company believes BellSouth and Verizon have asserted these issues (and will attempt to raise further issues) in order to avoid or delay payment. The Company intends to pursue its rights, but cannot predict when these issues, and others BellSouth and Verizon may raise, will be resolved.

                         US LEC CORP. AND SUBSIDIARIES

   If a decision adverse to the Company is issued in any of these proceedings or if either the FCC or any of the applicable state commissions were to alter its view of reciprocal compensation, or if Congress or any state legislature were to enact legislation that ended reciprocal compensation for ISP traffic or all local traffic, such an event could have a material adverse effect on the Company's operating results and financial condition. Management estimates the Company's gross trade accounts receivable as of June 30, 2001 included approximately $62,000 of earned, but uncollected, disputed reciprocal compensation related to ISP traffic from all carriers, the majority of which is attributable to BellSouth.

   Recent FCC Order on Reciprocal Compensation--On April 27, 2001, the FCC released an Order on Remand and Report and Order (the "Remand Order") addressing inter-carrier compensation for traffic terminated to ISPs. In the Remand Order, the FCC addressed a number of issues important to how carriers are to compensate each other for traffic terminated to ISPs. The FCC ruled, in part:

  . That traffic terminated to ISPs is not subject to reciprocal compensation, but is subject to a new compensation mechanism;

  . That an interim compensation mechanism will apply to ISP traffic for 36 months after the order is effective equal to $0.0015 per minute for the first six months, $0.001 per minute for the following 18 months and $.0007 per minute for the following 12 months, unless the state-set rate for reciprocal compensation is lower than the federal rate, in which case the lower state-set rate applies. After 36 months, the applicable rate continues until the FCC issues a new rule on inter-carrier compensation for ISP traffic.

  . That all traffic exchanged between carriers over a 3:1 ratio will be presumed to be ISP traffic, subject to such presumption being rebutted.

  . That a CLEC may not increase its billings for ISP traffic more than 10% over the annualized rate based on first quarter 2000 traffic in 2001, or 10% more than the 2001 billings in 2002 and that 2003 billings shall be limited to 2002 billings.

  . That the order does not preempt any state commission decision regarding reciprocal compensation for ISP-bound traffic for the period prior to the effective date of the FCC's order, nor does it affect any existing interconnection agreement unless the agreement includes a change of law provision that a party is entitled to invoke.

  . That a CLEC may not "opt into" provisions in interconnection agreements of other CLECs containing rates paid for the exchange of ISP bound traffic that are higher than the rates set forth in the FCC's Order.

  . That a CLEC may not bill reciprocal compensation for ISP traffic in markets it was not serving at the time the Remand Order was published in the Federal Register.

   Importantly, while the Remand Order provides greater certainty as to the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has retroactive effect on the Company's interconnection agreements and past monetary receipts; whether it affects the Company's current efforts to obtain interconnection agreements in states where the Company is "opting in" to interconnection agreements or the Company's pending arbitral, commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs; whether the 3:1 ratio and the 10% growth cap will be applied state-by-state, market-by-market and/or carrier-by-carrier; and whether the incumbent will trigger the rate reductions and other limitations set forth in the Remand Order by offering to exchange all local traffic at these rates. If the Remand Order is interpreted in a manner adverse to the Company on all or any of the issues, it could have a material adverse effect on the Company.

                         US LEC CORP. AND SUBSIDIARIES

   The Company has filed comments in support of a petition for reconsideration of the new market and growth ceiling limitations in the Remand Order with the FCC, and is a party to an appeal of the Remand Order with the United States Court of Appeals for the District of Columbia Circuit ("US Appeals Court-- D.C.").

   Reciprocal Compensation Proceedings--The Company is party to the following material proceedings relating to reciprocal compensation.

   North Carolina--On February 26, 1998, following a petition by the Company, the North Carolina Utilities Commission ("NCUC") ordered BellSouth to bill and pay for all ISP-related traffic (the "NCUC ISP Order"). In June, 1999, the United States District Court for the Western District of North Carolina ("NC District Court") dismissed a petition for judicial review of the NCUC ISP Order filed by BellSouth without prejudice and remanded it back to the NCUC for further review.

   The NCUC denied BellSouth's request for further review and filed an appeal with the U.S. Fourth Circuit Court of Appeals (the "Fourth Circuit") of the NC District Court's order. The Company also appealed and the United States Department of Justice intervened. On February 14, 2001, the Fourth Circuit issued a ruling in favor of the Company and the NCUC, ruling that the NC District Court did not have subject matter jurisdiction over the appeal of an enforcement proceeding and ruling the NCUC was immune from suit under the Eleventh Amendment of the United States Constitution. On March 5, 2001, the United States Supreme Court granted a petition for certiorari in which it agreed to consider these issues in a case originating in the U.S. Circuit Court of Appeals for the Seventh Circuit. BellSouth has filed a petition for certiorari with the United States Supreme Court for review of the NCUC ISP Order. The United Stated Supreme Court has not yet granted or rejected this petition, although it did grant the petition with regard to the Eleventh Amendment and enforcement jurisdiction issues raised in a companion case decided by the Fourth Circuit and arising in the State of Maryland, Verizon Maryland Inc. v. Public Service Commission of Maryland.

   As the Company has previously reported, BellSouth began a proceeding in September 1998 before the NCUC seeking to be relieved of any obligation under its interconnection agreements with the Company to pay reciprocal compensation for traffic related to the network operated by Metacomm, LLC ("Metacomm"), a customer of both the Company and BellSouth. On March 31, 2000, the NCUC issued an order in this proceeding (the "March 31 Order") that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm's network traffic and prohibited the Company from billing BellSouth reciprocal compensation for minutes of use attributable to any similar "always-on" network as such networks are identified in the March 31 Order. As a result, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. This charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm. The Company did not appeal the March 31 Order, although Metacomm is prosecuting an appeal. The Company filed a brief in support of Metacomm's appeal and may participate in that appeal as an appellee. The Company cannot predict the outcome of that appeal.

   In 2000, additional paid-in capital was reduced by $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, the majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder. On March 31, 2001, the Company, its independent Board of Directors members and Mr. Aab reached a preliminary agreement on resolution of the monies due to the Company from Metacomm. The terms of that agreement are further discussed in Footnote 8 (Stockholder's Equity) below.

   On March 21, 2000, the NCUC issued an interim order (the "March 21 Order") to BellSouth to pay to the Company all reciprocal compensation owing to the Company for traffic terminated in North Carolina, other than

                         US LEC CORP. AND SUBSIDIARIES
traffic related to Metacomm and similar networks. This order was issued in connection with the on-going proceeding before the NCUC filed in September 1998 by the Company in which it sought payment of reciprocal compensation not related to Metacomm or to traffic terminated to ISPs, and of other amounts owing to the Company. This action before the NCUC was stayed by the NCUC while the Company and BellSouth conducted NCUC-ordered negotiations to resolve the matter. These negotiations were unsuccessful, and on July 12, 2001 the Company requested that the NCUC schedule a hearing to resolve all outstanding issues. No hearing date has been set. Once the reciprocal compensation to be paid by BellSouth is determined by NCUC ruling, the Company will adjust the non-recurring charge attributable to reciprocal compensation taken by the Company, if necessary. The Company believes that any such adjustment will not have a material effect on the Consolidated Financial Statements.

   In addition, the Company has arbitrated its reciprocal compensation dispute with Verizon Communications ("Verizon") in North Carolina for contract periods after September 1999 and up to December 2001. Verizon contests its obligation to pay reciprocal compensation for ISP traffic, enhanced service provider traffic, and certain traffic Verizon transports from the networks of other carriers to US LEC's network. On June 11, 2001, the arbitrator issued an initial award in which he granted the Company all of the reciprocal compensation sought by the Company, late payment fees, and prospective relief. The parties have made additional submissions, and the Company expects a ruling prior to the end of the Company's third quarter setting the final amount due, discussing the effect of the FCC's Remand Order, and addressing a number of other issues.

   Georgia--On June 30, 1999, the Company filed a complaint against BellSouth before the Georgia Public Service Commission ("GAPSC") seeking payment of disputed reciprocal compensation under the Company's first and second interconnection agreements with BellSouth in Georgia. On June 15, 2000, the GAPSC issued an order requiring BellSouth to pay US LEC reciprocal compensation for traffic to ISPs and other customers in Georgia at the end office rate (the "GAPSC Order"). BellSouth has appealed the GAPSC Order with the U.S. District Court for the Northern District of Georgia ("U.S. District Court-GA") and with the Georgia Superior Court in Fulton County, Georgia. The U.S. District Court-GA permitted BellSouth to pay into Court sums due to the Company pending the outcome of the appeal. On July 23, 2001 the GAPSC ordered BellSouth to compensate the Company at the tandem rate for the time period in question. The Company anticipates that the U.S. District Court-GA likely will allow BellSouth to pay this added amount into Court pending outcome of the appeal.

   Florida--On July 2, 1999, the Company filed a complaint against BellSouth before the Florida Public Service Commission ("FLPSC") seeking recovery of reciprocal compensation under the Company's first three interconnection agreements with BellSouth in that state. The FLPSC will also be called upon to decide issues regarding the rate at which reciprocal compensation should be paid and the number of minutes of use for which BellSouth must pay. The hearing is scheduled to take place in March 2002. In September 2000, the FLPSC issued a ruling regarding one of these rate issues favorable to BellSouth in a proceeding brought by Intermedia Communications, Inc ("Intermedia"). Intermedia appealed the decision, but has subsequently settled its dispute with BellSouth. Proceedings on the same issue between Intermedia and BellSouth were pending in Georgia and North Carolina, but now have been settled, as well. The impact of this ruling and the subsequent settlement on the Company's claim has not yet been determined.

   Tennessee--On August 6, 1999, the Company filed a complaint against BellSouth before the Tennessee Regulatory Authority ("TRA") seeking recovery of reciprocal compensation for ISP and other traffic under the first and second interconnection agreements with BellSouth in that state. The TRA also will be called upon to decide issues regarding the rate at which reciprocal compensation should be paid and the number of minutes of use for which BellSouth must pay. There is no hearing scheduled for this matter at this time.

                         US LEC CORP. AND SUBSIDIARIES

   Disputed Access Revenues--A number of IXCs have refused to pay access charges to CLECs, including those of the Company, on the allegation that the access charges exceed those of the ILEC serving that territory. The IXCs have made a concerted effort to induce the CLECs, including the Company, to reduce access charges. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates. In addition, the FCC recently issued an order concerning prospective compensation for the origination and termination of interstate access by CLECs.

   FCC Access Rate Order--On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the "Access Order") in which it established a benchmark rate at which a CLEC's interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for origination and terminating interstate toll and toll free traffic, including

  . That the benchmark rate for the first 12 months following the effective date of the Access Order is $0.025 per minute, and will be $0.018 and $0.012 per minute for the two following twelve month periods, respectively. In months 37 and beyond, the benchmark rate is set at the level of the ILECs' tariffed rates.

  . That a CLEC may tariff the benchmark rates only in those markets where the CLEC is providing service on the effective date of the Access Order, otherwise it must tariff the ILEC rate.

   The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at tariffed rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. The Company has filed with the FCC a petition for reconsideration of the new market limitations of the Access Order.

   On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the "BTI Decision"), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc, ("BTI") were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association ("NECA"). The FCC based this holding on the limited evidence before it tending to show that BTI's operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. The FCC found that these rates for 1998, 1999 and 2000 were $.038, $.030, and $.027, respectively, and applied these rates to BTI retroactively. As with the Access Order described above, the BTI Decision's effect on the Company will depend on how the order is interpreted and enforced and the outcome of appeals currently pending. If the BTI Decision is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

   Sprint Access Proceeding--In February 2000, the Company filed suit in U.S. District Court for the Western District of North Carolina against Sprint for amounts owed to the Company for access charges for intrastate and interstate traffic which was either handed off to Sprint by the Company or terminated to the Company by Sprint. As of June 30, 2001, Sprint owed the Company approximately $15,000 in access charges. Sprint has refused to pay the amounts invoiced by the Company on the basis that the rates are higher than the amounts that Sprint believes are just and reasonable. Sprint claims it is not obligated to pay more than an undefined incumbent local exchange carrier ("ILEC") rate. The Company's invoices to Sprint are at the rates specified in the Company's state and federal tariffs. This matter is expected to go to trial in the Spring of 2002. The Company remains confident that this proceeding will be resolved favorably; however, in light of the BTI Decision, the court may determine not to award the tarriffed rates and impose rates consistent with the BTI decision.

                         US LEC CORP. AND SUBSIDIARIES

   Legislation--Periodically, legislation has been introduced in the U.S. House of Representatives, or the U.S. Senate, to alter or amend the Telecommunications Act of 1996 ("1996 Act"). It is the 1996 Act which opens the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the 1996 Act. The Company cannot predict whether any particular piece of legislation will become law and how the 1996 Act might be modified. The passage of legislation amending the 1996 Act could have a material adverse effect on the Company and its financial results.

   Interconnection Agreements--The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC either has or is currently installing a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company, without the need to arbitrate disputed issues before appropriate state commissions. Pursuant to the 1996 Act, the Company has signed or adopted interconnection agreements with various ILECs, including BellSouth, Sprint, Verizon and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed or adopted multiple agreements with BellSouth governing its relationships with BellSouth in nine states. As discussed above, the FCC Remand Order does not affect any existing interconnection agreement, unless the agreement includes a change of law provision. The implications of this ruling on the Company's interconnection agreements have not been fully assessed, but they could have a material adverse effect on the Company.

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

   The Company has adopted new interconnection agreements in North Carolina, Florida and Tennessee, all of which relate back to January 1, 2000 and which expire April 2002, October 2002 and November 2002, respectively. The Company also has adopted a new interconnection agreement in Alabama, which relates back to December 27, 2000, and which will expire in December 2002. All of these agreements provide for reciprocal compensation for all local traffic, including ISP traffic, at rates significantly lower than in the Company's prior interconnection agreements. The agreement for North Carolina provides for a true-up of payments made for ISP traffic should the NCUC issue a subsequent ruling pursuant to FCC action on ISP traffic. The NCUC issued an Order Requesting Comments on May 11, 2001 on the issue of whether a retroactive true-up of ISP traffic is practicable and advisable in light of the Remand Order. The Company has filed comments in this proceeding, but the NCUC has not yet made a ruling. Management believes that the better reading of the Remand Order is that it is prospective in nature from its effective date and that the NCUC will rule that no retroactive effect should be given.

   The Company opted into an existing interconnection agreement with BellSouth in Georgia in May, 2001 that is retroactive to the expiration date of the prior agreement (December 31, 1999.) The reciprocal compensation rates under this Agreement are significantly lower than those contained in the prior interconnection agreement. BellSouth did not consent to the Company's opt-in of this Agreement, which consent is not required.

                         US LEC CORP. AND SUBSIDIARIES

The Company cannot predict whether BellSouth will attempt to challenge the Company's election to opt into this agreement. In the event BellSouth successfully challenges the Company's ability to opt into this agreement, the prior expired agreement would continue in force until a new interconnection agreement is signed.

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

8. Stockholders' Equity

   Stock Options--The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. At the Annual Meeting of Stockholders held May 3, 2001, the Company's stockholders voted to increase the number of Class A Common Stock reserved for issuance under the Plan from 3,500 to 5,000 shares. As of June 30, 2001, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 3,721 shares of Class A Common Stock.

   Additional Paid-in-Capital--In 2000, additional paid-in-capital was reduced by approximately $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount is being treated for financial reporting purposes as a deemed distribution to the stockholder.

   On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. The agreement provides in material part (1) that Mr. Aab will make a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) that Mr. Aab and Mr. Ganatra will convert all of the then remaining and outstanding shares of Class B Common Stock--a total of approximately 14,000 such shares will be outstanding after the 2,000 shares are cancelled--into the same number of shares of Class A Common Stock, (3) the Company will agree to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company will agree to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

                         US LEC CORP. AND SUBSIDIARIES

   As required by the agreement, the Company has obtained a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock will result in the realization by the Company and its Class A shareholders of value approximately equal to the outstanding Metacomm obligation, received a favorable tax opinion, and has received certain consents.

   The Company expects that the proposed transaction will be consummated by the end of August 2001. Upon closing of the transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) will decrease by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab will no longer have voting control of the Company's Common Stock, although he will remain its largest single shareholder. When the transaction occurs, it will be reflected in the Company's Consolidated Financial Statements as a debit to Class B Common Stock for the par value of the 2,000 shares with a corresponding credit to additional paid-in capital. The conversion of the approximately 14,000 shares of Class B Common Stock into the same number of Class A Common Stock will be recorded by transferring the par value of the shares from Class B to Class A Common Stock.

   Employee Stock Purchase Plan--The Company established an Employee Stock Purchase Plan (ESPP) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. At the Annual Meeting of Stockholders held May 3, 2001, the Company's stockholders voted to increase the number of Class A Common Stock reserved for issuance under the ESPP from 1,000 to 2,000 shares. As of June 30, 2001, the Company had issued 403 shares under the ESPP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions or regulatory or legislative changes related to reciprocal compensation and access charges owing to the Company by BellSouth, Sprint, Verizon and other carriers, the ability to fund capital needs as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and in other reports which are on file with the Securities and Exchange Commission.

Overview

   US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance, digital frame relay, high speed internet, data and web hosting. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, enhanced service providers ("ESPs"), Internet service providers ("ISPs"), and hotels. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers local, long distance, high speed data and other services to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Indiana, Delaware, New Jersey, New York, Ohio, Texas, Connecticut and Massachusetts. As of June 30, 2001, US LEC's network was comprised of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches and 26 Lucent CBX500 ATM data switches that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

Results of Operations

Three and Six Months Ended June 30, 2001 Compared With The Three and Six Months Ended June 30, 2000

   Net revenue increased to $43.1 million for the quarter ended June 30, 2001 from $26.1 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, revenue was $81.1 million and $51.5 million, respectively. The Company's core business, or revenue other than reciprocal compensation and related facility revenue, increased to $39.6 million for the quarter ended June 30, 2001 from $22.9 million for the quarter ended June 30, 2000, an increase of 73%. For the six months ended June 30, 2001, core business revenue increased to $73.9 million from $45.3 million in the comparable period of 2000, an increase of 63%. Reciprocal compensation revenue increased to $3.5 million for the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000 due to the increase in the number of customers on the Company's network. For the six months ended June 30, 2001, reciprocal compensation revenue increased to $7.2 million from $6.2 million in the comparable period of 2000. As a result of the resolution of the Company's most significant reciprocal compensation issue as well as the provision taken for receivables, the Company believes no additional allowance is required as of June 30, 2001. See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to reciprocal compensation and other disputed amounts.

   Cost of services is comprised primarily of leased transport, facility installation and usage charges. Cost of services increased to $21.9 million, or 51% of revenue, for the quarter ended June 30, 2001, from $11.7 million, or 45% of revenue, for the quarter ended June 30, 2000. For the six month periods ended June 30, 2001, and June 30, 2000, cost of services increased to $41.1 million, or 51% of revenue, from $22.8 million, or 44% of revenue. The increase in cost of services was primarily a result of the increase in the size of US LEC's network and increased usage by customers. The increase in cost of services as a percentage of revenue was due to the increase of core revenue as a percentage of total revenue.

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

   Selling, general and administrative expenses for the quarter ended June 30, 2001 increased to $26.0 million, or 60% of revenue, compared to $18.8 million, or 72% of revenue for the quarter ended June 30, 2000. These expenses increased to $50.2 million, or 62% of revenue, for the first six months of 2001, compared to $34.8 million, or 68% of revenue, for the first six months of 2000. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation.

   Depreciation and amortization for the three months ended June 30, 2001 increased to $8.0 million from $5.7 million for the comparable 2000 period. For the six months ended June 30, 2001, depreciation and amortization increased to $15.8 million from $10.1 million for the comparable period of 2000. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's network expansion.

   Interest income for the three and six months ended June 30, 2001 was $0.7 million and $2.0 million, respectively, compared to interest income of $1.4 million and $1.5 million, respectively, for the three and six months ended June 30, 2000. Interest expense for the three and six months ended June 30, 2001 was $2.9 million and $6.1 million, respectively, compared to interest expense of $1.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2000. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

   The $23.7 million tax benefit for the six months ended June 30, 2000 is a net amount which includes a $5.6 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

   Net loss for the three and six months ended June 30, 2001 amounted to $15.1 million and $30.2 million, respectively. Dividends accrued on Series A Preferred Stock for the three and six months ended June 30, 2001 amounted to $3.2 million and $6.3 million, respectively (See Note 6 (Series A Mandatorily Redeemable Convertible Preferred Stock) to the Company's Condensed Consolidated Financial Statements for additional information). The accretion of preferred stock issuance cost for the three and six months ended June 30, 2001 amounted to $122 and $242, respectively.

   As a result of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2001 amounted to $18.4 million, or ($0.66) per share (diluted) compared to net loss of $12.3 million, or ($0.45) per share (diluted) for the three months ended June 30, 2000. For the six months ended June 30, 2001, net loss attributable to common shareholders was $36.7 million, or ($1.32) per share (diluted) compared to net loss of $51.9 million, or ($1.88) per share (diluted) for the comparable period of 2000.

Liquidity and Capital Resources

   US LEC's business is capital intensive and its operations require substantial capital expenditures for the purchase and installation of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $23.7 million and $59.3 million for the six months ended June 30, 2001 and 2000, respectively. While management believes its current cash balance of approximately $70 million will fund the Company's announced expansion to EBITDA positive, funding for expansion beyond the Company's announced network deployment and funding to free cash flow positive may require additional financing unless the Company receives significant payment of the amounts due to the Company from BellSouth and from Sprint (See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to disputed reciprocal compensation and other disputed amounts.)

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

   Cash used in operating activities increased to $32.1 million for the six months ended June 30, 2001 from $25.5 million during the comparable period in 2000. The increase was primarily due to the increase in operational activities, working capital and accounts receivable associated with the growth of the Company. Additionally, the majority of the Company's accounts receivable at June 30, 2001 continue to be amounts due from ILECs for reciprocal compensation, facility charges, and access charges. The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52 million provision was netted on the Company's Consolidated Statement of Operations against a $12 million reduction in commissions payable on those receivables, resulting in the $40 million provision on the Company's Consolidated Statement of Operations at December 31, 2000. Management believes this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges, the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable pre-2000 interconnection agreements and Sprint's failure to pay US LEC's access charges (See Disputed Revenue appearing below for a further discussion related to reciprocal compensation and access charges).

   Cash used in investing activities decreased to $23.7 million for the six months ended June, 2001 from $59.6 million during the six months ended June 30, 2000. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements associated with the Company's expansion into additional locations and markets.

   Cash provided by financing activities decreased to $20.4 million for the six months ended June 30, 2001 from $182.4 million cash provided during the first three months of 2000. The decrease was primarily due the receipt of funds from the Series A Redeemable Convertible Preferred Stock Agreement that was closed on in the second quarter of 2000, partially offset by additional borrowing under the Company's credit facility in 2001. As of June 30, 2001, there were no more amounts available under the credit facility.

Uncertainties and Contingencies

   The Company's receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolution of current disputes with carriers over reciprocal compensation and access revenue. For further discussion, see Footnote 7 to the Company's Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2001, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin.

   Although US LEC does not currently utilize any interest rate management tools, it continues to evaluate the use of derivatives such as, but not limited to, interest rate swap agreements to manage its interest rate risk. As the Company's investments are all short-term in nature and its long-term debt is at variable short-term rates, management believes the carrying values of the Company's financial instruments approximate fair values.

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

   None for the quarter ended June 30, 2001.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

     Exhibit
     No.                             Description
     -------                         -----------
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

                                          US LEC Corp.

                                          By: _________________________________
                                                   Michael K. Robinson
                                              Executive Vice President and
                                                 Chief Financial Officer

August 6, 2001