Form 10-Q
period 2001-09-30
US LEC CORP
filed 2001-11-14
CIK 1054290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


                        Commission file number 0-24061

                                 US LEC Corp.
                                 ------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)
                                        -
-------------------------------------------------------------------------------


As of November 14, 2001, there were 26,063,258 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

                                 US LEC Corp.

                               Table of Contents
                               -----------------


PART I.        FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 2001 and 2000

               Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

               Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000

               Condensed Consolidated Statement of Stockholders' Deficiency - Nine months ended September 30, 2001

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

ITEM 5.        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                         US LEC Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                    Three months                        Nine months
                                                                 ended September 30,                  ended September 30,
                                                               2001              2000               2001              2000
                                                          ---------------   ----------------   ---------------   ----------------
Revenue, Net                                                $     45,982    $        29,860    $      127,089    $        81,371
Cost of Services                                                  23,276             14,359            64,358             37,124
                                                          ---------------   ----------------   ---------------   ----------------

Gross Margin                                                      22,706             15,501            62,731             44,247

Selling, General and Administrative Expenses (See Note 7)         31,045             22,049            81,291             56,826
Loss on Resolution of Disputed Revenue                                 -                  -                 -             55,345
Depreciation and Amortization                                      8,752              6,201            24,520             16,268
                                                          ---------------   ----------------   ---------------   ----------------

Loss from Operations                                             (17,091)           (12,749)          (43,080)           (84,192)

Other (Income) Expense
  Interest Income                                                   (654)            (1,604)           (2,614)            (3,152)
  Interest Expense                                                 2,985              1,882             9,113              4,996
                                                          ---------------   ----------------   ---------------   ----------------

Loss Before Income Taxes                                         (19,422)           (13,027)          (49,579)           (86,036)

Income Tax Benefit                                                     -                  -                 -            (23,727)
                                                          ---------------   ----------------   ---------------   ----------------

Net Loss                                                         (19,422)           (13,027)          (49,579)           (62,309)

Preferred Stock Dividends                                          3,226              3,040             9,536              5,673
Preferred Stock Accretion of Issuance Costs                          124                  -               365                  -
                                                          ---------------   ----------------   ---------------   ----------------

Net Loss Attributable to Common Stockholders                $    (22,772)   $       (16,067)   $      (59,480)   $       (67,982)
                                                          ===============   ================   ===============   ================

Net Loss Per Common Share:
    Basic and Diluted                                       $      (0.85)   $         (0.58)   $        (2.17)   $         (2.46)
                                                          ===============   ================   ===============   ================

Weighted Average Number of Shares Outstanding:
    Basic and Diluted                                             26,846             27,660            27,458             27,603
                                                          ===============   ================   ===============   ================

       See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In Thousands, Except Per Share Data)

                                                                                         (Unaudited)
                                                                                         September 30,         December 31,
                                                                                             2001                  2000
                                                                                      --------------------  --------------------
Assets

  Current Assets
    Cash and cash equivalents                                                                    $ 69,816             $ 105,821
    Restricted cash                                                                                 1,300                 1,300
    Accounts receivable (net of allowance of $17,078 at
     September 30, 2001 and $1,523 at December 31, 2000) (See Note 7)                              73,047                48,859
    Prepaid expenses and other assets                                                              11,173                 4,802
                                                                                      --------------------  --------------------

    Total current assets                                                                          155,336               160,782

Property and Equipment, Net                                                                       189,739               188,052
Accounts Receivable (net of allowance of $52,000 at December 31, 2000) (See Note 7)                     -                12,306
Deferred Income Taxes                                                                                   -                 4,148
Other Assets                                                                                       10,124                 7,871
                                                                                      --------------------  --------------------

Total Assets                                                                                    $ 355,199             $ 373,159
                                                                                      ====================  ====================

Liabilities and Stockholders' Deficiency

  Current Liabilities
    Accounts payable                                                                              $ 6,710              $ 13,684
    Deferred revenue                                                                                6,867                 3,350
    Accrued network costs                                                                          22,191                 9,302
    Deferred income taxes                                                                               -                 4,148
    Customer Commissions payable                                                                   13,440                 7,012
    Accrued expenses - other                                                                       15,807                10,884
    Current portion of long-term debt                                                              14,062                     -
                                                                                      --------------------  --------------------

         Total current liabilities                                                                 79,077                48,380
                                                                                      --------------------  --------------------

Long-Term Debt                                                                                    135,938               130,000
Customer Commissions Payable                                                                            -                 9,860
Other Liabilities - Noncurrent                                                                      8,622                 4,315

Series A Redeemable Convertible Preferred Stock (see Note 6)                                      212,755               202,854

Stockholders' Deficiency
  Common stock-Class A, $.01 par value (122,925 authorized shares, 26,063
       and 10,934 outstanding at September 30, 2001 and December 31, 2000, respectively)              261                   109
  Common stock-Class B, $.01 par value (17,075 authorized shares, 16,835
       outstanding at December 31, 2000)                                                                -                   168
  Additional paid-in capital (see Note 8)                                                          74,225                73,813
  Accumulated Deficit                                                                            (155,679)              (96,340)
                                                                                      --------------------  --------------------

         Total stockholders'  deficiency                                                          (81,193)              (22,250)
                                                                                      --------------------  --------------------

Total Liabilities and Stockholders' Deficiency                                                  $ 355,199             $ 373,159
                                                                                      ====================  ====================

             See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                         2001             2000
                                                                                                    --------------   -------------

Operating Activities
      Net Loss                                                                                        $ (49,579)       $(62,309)
                                                                                                    -----------     -----------
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                                  24,520          16,276
          Loss on resolution of disputed revenue                                                              -          55,345
          Accounts receivable allowance                                                                 (36,445)           (145)
          Deferred compensation                                                                             130             137
          Deferred income taxes                                                                           2,207         (23,727)

          Changes in operating assets and liabilities:
               Accounts receivable                                                                       24,562         (25,149)
               Prepaid expenses and other assets                                                         (6,371)         (4,599)
               Other assets                                                                              (2,981)         (2,391)
               Accounts payable                                                                             940             217
               Deferred revenue                                                                           3,517           1,100
               Accrued network costs                                                                     12,890          (3,077)
               Customer commissions payable                                                              (3,432)          4,744
               Accrued expenses - other                                                                   7,938           5,251
                                                                                                    -----------     -----------
                    Total adjustments                                                                    27,475          23,982
                                                                                                    -----------     -----------
                    Net cash used in operating activities                                               (22,104)        (38,327)
                                                                                                    -----------     -----------

Investing Activities
      Purchase of property and equipment                                                                (34,253)        (89,350)
      Restricted cash                                                                                         -            (733)
                                                                                                    -----------     -----------
                    Net cash used in investing activities                                               (34,253)        (90,083)
                                                                                                    -----------     -----------

Financing Activities
      Net proceeds from issuance of Series A Preferred Stock                                                  -         193,762
      Proceeds from exercise of stock options, warrants and employee stock purchase plan                    677             662
      Proceeds from long-term debt                                                                       20,000         120,000
      Payments on long-term debt                                                                              -         (92,000)
      Payment of loan fees                                                                                  (56)           (203)
      Cost of Recapitalization                                                                             (269)              -
                                                                                                    -----------     -----------
                    Net cash provided by financing activities                                            20,352         222,221
                                                                                                    -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                    (36,005)         93,811

Cash and Cash Equivalents, Beginning of Period                                                          105,821          15,174
                                                                                                    -----------     -----------
Cash and Cash Equivalents, End of Period                                                               $ 69,816        $108,985
                                                                                                    ===========     ===========

Supplemental Cash Flow Disclosures
      Cash Paid for Interest                                                                            $ 7,449       $ 4,873
                                                                                                    ===========     ===========

           See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
         Condensed Consolidated Statement of Stockholders' Deficiency
                 For the Nine Months Ended September 30, 2001
                                (In Thousands)
                                  (Unaudited)

                                                         Class A         Class B          Additional      Accumulated
                                                       Common Stock    Common Stock    Paid-in Capital      Deficit          Total
                                                      --------------  --------------  ----------------- ---------------   ----------
Balance, December 31, 2000                             $       109           $ 168           $ 73,813        $ (96,340)   $ (22,250)
  Redemption and Conversion of Class B
  Common Shares to Class A Common Shares                       149            (168)                20               (1)           -
  Issuance of Employee Stock Purchase Plan Stock                 3               -                674                -          677
  Unearned Compensation - Stock Options                          -               -                (12)             142          130
  Cost of Recapitalization                                       -               -               (270)               -         (270)
  Preferred Stock Dividends                                      -               -                  -           (9,536)      (9,536)
  Accretion of Preferred Stock Issuance Fees                                                                      (365)        (365)
  Net Loss                                                       -               -                  -          (49,579)     (49,579)
                                                      ------------    ------------     --------------    -------------   ----------
Balance, September 30, 2001                            $       261           $   -           $ 74,225       $ (155,679)   $ (81,193)
                                                      ============    ============     ==============    =============   ==========

           See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


1.  Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Effect of Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company believes that the adoption of SFAS No. 133 did not have a material effect on its results of operations, as it does not currently hold any derivative instruments or engage in hedging activities.


2.  Restricted Cash

         The restricted cash balance as of September 30, 2001 and December 31, 2000 serves as collateral for letters of credit related to certain office leases.


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

5.  Long-Term Debt

         The Company's senior secured loan agreement, as amended, is comprised of (i) a $125,000 credit facility which converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility which matures in December, 2005. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at September 30, 2001, was $150,000, of which $14,062 is classified as current on the Company's Condensed Consolidated Balance Sheet. Advances under the agreement as of September 30, 2001, bear interest at an annual rate ranging between approximately 7.65% and 7.77%. The Company is required under its senior secured loan agreement to meet certain financial covenants, the most significant of which relate to the maintenance of levels of revenue, earnings before interest, taxes, depreciation and amortization (EBITDA) and debt ratios. For the quarter ending September 30, 2001, the Company's lenders waived compliance with its minimum quarterly EBITDA financial covenant. The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes.

6.  Series A Mandatorily Redeemable Convertible Preferred Stock

         On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of September 30, 2001, the Company issued $15,457 in Series A Preferred Stock Dividends and has accrued an additional $2,837. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000.

        The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost is being accreted against Accumulated Deficit over the life of the Series A Preferred Stock. For the three and nine month periods ended September 30, 2001, the Company accreted $124 and $365 of these costs. As of September 30, 2001, the Company had $5,539 in Series A Preferred Stock issuance cost netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Condensed Consolidated Balance Sheet.

7.  Uncertainties and Contingencies

         The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues. For a more complete description of these lawsuits, arbitrations and proceedings, see Footnote 7 of the Company's Condensed Consolidated Financial Statements included in its Form 10-Q report for the quarter ended June 30, 2001. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial results or its operations.

         Reciprocal Compensation- On April 27, 2001, the Federal Communications Commission ("FCC") released an Order on Remand and Report and Order (the "Remand Order") addressing inter-carrier compensation for traffic terminated to Internet service providers ("ISPs"). The interpretation and enforcement of the Remand Order will likely be the most important factor in the Company's efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs.

         Importantly, while the Remand Order provides greater certainty about the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company's pending arbitral, commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; whether the Remand Order will satisfy the U.S. District Court of the District of Columbia on whose order the FCC issued the Remand Order; and whether the incumbent carrier will trigger the rate reductions and other limitations set forth in the Remand Order. If the Remand Order is interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of pending or new legal challenges, it could have a material adverse effect on the Company. For a more complete description of the Remand Order see Footnote 7 of the Company's Condensed Consolidated Financial Statements filed on Form 10-Q for the period ended June 30, 2001.

         On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the "Settlement Agreement") by which they resolved outstanding reciprocal compensation receivables in the various states in which both operate and other past payments. BellSouth agreed to pay US LEC approximately $31,000, in addition to approximately $10,000 it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future, which are in the process of being implemented. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order.

         Disputed Access Revenues - A number of IXCs have refused to pay access charges to CLECs, including the Company, alleging that the access charges exceed the rates charged by the ILEC. Currently there are a number of court cases, regulatory proceedings at the FCC, and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings, and legislative efforts or their impact on access rates.

         On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the "Access Order") in which it established a benchmark rate at which a CLEC's interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for originating and terminating interstate toll and toll free traffic.

         The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. For a more complete description of the Access Order, please see Footnote 7 to the Company's Condensed Consolidated Financial Statement for the period ended June 30, 2001.

         On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the "BTI Decision"), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. ("BTI") were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association ("NECA"). The FCC based this holding on the limited evidence before it, tending to show that BTI's operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. As with the Access Order described above, the BTI Decision's effect on the Company will depend on how the order is interpreted and enforced and the outcome of appeals currently pending. If the BTI Decision is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

         By settlement dated October 5, 2001, Sprint and the Company resolved their dispute over access charges. Sprint paid the Company approximately $8,000, in addition to approximately $1,500 it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001.

         Legislation - Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecommunications Act of 1996 ("1996 Act"). It is the 1996 Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the 1996 Act. The Company cannot predict whether any particular piece of legislation will become law and how the 1996 Act might be modified. The passage of legislation amending the 1996 Act could have a material adverse effect on the Company and its financial results.

         Interconnection Agreements with ILECs - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company, without the need to arbitrate disputed issues before appropriate state commissions.

         Interconnection with Other Carriers - The Company anticipates that as its interconnections with various carriers increase, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. The Company does not anticipate that it will be cost effective to negotiate agreements with every carrier with which the Company exchanges originating and/or terminating traffic. The Company will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

         Allowance for Doubtful Accounts - The Company has recorded the effects of the settlements with BellSouth and Sprint in the quarter ended September 30, 2001. Included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001 is approximately $7.0 million representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other accruals related to BellSouth and Sprint. Additionally, during the nine months ended September 30, 2001, the Company recorded an additional provision for doubtful account reserves totaling approximately $13.6 million. This amount was recorded based upon management's assessment of the current regulatory and legal environments, current economic conditions and the condition of certain carriers that the Company does business with.

8.   Stockholders' Equity

         Stock Options -- The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 5,000 shares. As of September 30, 2001, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 3,750 shares of Class A Common Stock.

         Additional Paid-in-Capital - In 2000, additional paid-in-capital was reduced by approximately $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, a majority stockholder of the Company. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount was treated for financial reporting purposes as a deemed distribution to the stockholder.

         On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock - a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled - into the same number of shares of Class A Common Stock, (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

         As required by the agreement, the Company obtained a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock will result in the realization by the Company and its Class A shareholders of value approximately equal to the outstanding Metacomm obligation, received a favorable tax opinion, and received certain consents.

     As a result of this transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) decreased by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab no longer has voting control of the Company's Common Stock, although he remains its largest single shareholder.

     Employee Stock Purchase Plan - The Company established an Employee Stock Purchase Plan (ESPP) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 2,000 shares. As of September 30, 2001, the Company had issued 403 shares under the ESPP.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions or regulatory or legislative changes related to reciprocal compensation and access charges owing to the Company, the ability to fund capital needs as well as the Company's ability to begin operations in additional markets. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and in other reports which are on file with the Securities and Exchange Commission.


OVERVIEW

US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance voice services, frame relay, high speed internet, data and web hosting. The Company primarily serves telecommunication-intensive customers including businesses, universities, financial institutions, professional service firms, hospitals, Internet service providers ("ISPs"), and hotels. US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers service to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, New Jersey, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Indiana, Delaware, New York, Ohio, Texas, Connecticut and Massachusetts. As of September 30, 2001, US LEC's network was comprised of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches 25 Lucent CBX500 ATM data switches and 4 Juniper M20(TM) Internet Gateway routers that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared With The Three and Nine Months Ended September 30, 2000

     Net revenue increased to $46.0 million for the quarter ended September 30, 2001 from $29.9 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, revenue was $127.1 million and $81.4 million, respectively. More than 90% of the Company's net revenue is currently derived from two sources - end users and intercarrier compensation. Less than 10% is derived, in total, from other sources including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue represented approximately 55% of total net revenue during the quarter ended September 30, 2001, compared to 50% in the quarter ended June 30, 2001, and 48% compared to the quarter ended September 30, 2000. This shift is the result of both the growth in end customer revenue and a reduction of intercarrier rates for reciprocal compensation and access. See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to reciprocal compensation and other disputed amounts and recent settlements.

     Cost of services is comprised primarily of leased transport, facility installation and usage charges. Cost of services increased to $23.3 million, or 51% of revenue, for the quarter ended September 30, 2001, from $14.4 million, or 48% of revenue, for the quarter ended September 30, 2000. For the nine month periods ended September 30, 2001, and September 30, 2000, cost of services increased to $64.4 million, or 51% of revenue, from $37.1 million, or 46% of revenue. The increase in cost of services was primarily a result of the increase in the size of US LEC's network and increased usage by customers. The increase in cost of services as a percentage of revenue was due to the increase of end customer revenue as a percentage of total revenue, and its related cost of services.

     The loss on the resolution of disputed revenue for the nine months ended September 30, 2000 was a result of the March 31, 2000 NCUC Order that relieved BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55 million in the first quarter of 2000. This charge is composed of the write-off of approximately $153 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39 million, and a reduction of approximately $59 million in reciprocal compensation commissions payable to Metacomm.

     Selling, general and administrative expenses for the quarter ended September 30, 2001 increased to $26.0 million, or 57% of revenue, compared to $22.0 million, or 74% of revenue for the quarter ended September 30, 2000. These expenses increased to $76.3 million, or 60% of revenue, for the first nine months of 2001, compared to $56.8 million, or 70% of revenue, for the first nine months of 2000. These increases were primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation and regulatory issues.

     Depreciation and amortization for the three months ended September 30, 2001 increased to $8.8 million from $6.2 million for the comparable 2000 period. For the nine months ended September 30, 2001, depreciation and amortization increased to $24.5 million from $16.3 million for the comparable period of 2000. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's ongoing operations.

     Interest income for the three and nine months ended September 30, 2001 was $0.7 million and $2.6 million, respectively, compared to interest income of $1.6 million and $3.2 million, respectively, for the three and nine months ended September 30, 2000. Interest expense for the three and nine months ended September 30, 2001 was $3.0 million and $9.1 million, respectively, compared to interest expense of $1.9 million and $5.0 million, respectively, for the three and nine months ended September 30, 2000. This increase in interest expense was primarily due to borrowings under the Company's credit facility.

     The $23.7 million tax benefit for the nine months ended September 30, 2000 is a net amount which includes a $12.3 million valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

     Net loss for the three and nine months ended September 30, 2001 amounted to $19.4 million and $49.6 million, respectively. Dividends accrued on Series A Preferred Stock for the three and nine months ended September 30, 2001 amounted to $3.2 million and $9.5 million, respectively (See Note 6 (Series A Mandatorily

Redeemable Convertible Preferred Stock) to the Company's Condensed Consolidated Financial Statements for additional information). The accretion of preferred stock issuance cost for the three and nine months ended September 30, 2001 amounted to $124 and $365, respectively.

     As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2001 amounted to $22.8 million, or ($0.85) per share (diluted) compared to net loss of $16.1 million, or ($0.58) per share (diluted) for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net loss attributable to common shareholders was $59.5 million, or ($2.17) per share (diluted) compared to net loss of $68.0 million, or ($2.46) per share (diluted) for the comparable period of 2000.


LIQUIDITY AND CAPITAL RESOURCES

     US LEC's business is capital intensive and its operations require substantial capital expenditures for the expansion of network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $34.3 million and $89.3 million for the nine months ended September 30, 2001 and 2000, respectively. The Company completed its announced network buildout in mid-2001. While management believes its current cash balance will fund the Company's announced expansion to EBITDA positive, funding for expansion beyond the Company's existing network deployment may require additional financing.

     Cash used in investing activities decreased to $34.3 million for the nine months ended September 30, 2001 from $90.1 million during the nine months ended September 30, 2000. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements associated with the Company's expansion into additional locations and markets.

     Cash provided by financing activities decreased to $20.4 million for the nine months ended September 30, 2001 from $222.2 million cash provided during the first nine months of 2000. The decrease was primarily due to the receipt of funds from the Series A Redeemable Convertible Preferred Stock issued in the second quarter of 2000, partially offset by additional borrowing under the Company's credit facility in 2001. As of September 30, 2001, there were no additional amounts available under the credit facility. The Company had approximately $70.0 million in cash as of September 30, 2001.

     Cash used in operating activities decreased to $22.1 million for the nine months ended September 30, 2001 from $38.3 million during the comparable period in 2000. This was primarily a result of the Company's continued growth toward EBITDA positive. The Company announced in October of 2001 that it had settled with BellSouth and Sprint and expected to receive approximately $40 million in cash as a result of the settlement. The Company has collected all amounts as agreed in the settlement. (See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to reciprocal compensation, access charges and recent settlements).


Uncertainties and Contingencies

     The Company's receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolution of disputes with carriers over reciprocal compensation and access revenue. For further discussion, see Footnote 7 to the Company's Condensed Consolidated Financial Statements.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2001, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin.

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


                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

        US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. The Company believes it will be largely successful in these proceedings, and that any adverse ruling in any pending proceeding or arbitration will not have a material adverse effect on the Company. (See Footnote 7 of the Company's Condensed Consolidated Financial Statements in this 10-Q report and Footnote 7 of the Company's Condensed Consolidated Financial Statements included in its Form 10-Q for the quarter ended June 30, 2001 for a description of these proceedings and recent settlements).

Item 2. Changes in Securities and Use of Proceeds

       None.

Item 3. Defaults upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security Holders

       None for the quarter ended September 30, 2001.

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


                           US LEC Corp.

                           By:_______________________
                           November 14, 2001

                               Michael K. Robinson
                               Executive Vice President and Chief Financial
                               Officer