Form 10-K
period 2001-12-31
US LEC CORP
filed 2002-03-29
CIK 1054290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $46,159,955 as of March 21, 2002 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

      As of March 21, 2002 there were 26,388,672 shares of Class A Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on May 7, 2002 are incorporated by reference into Part III of this report.

                                  US LEC CORP.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I

Item 1: Business                                                                   3

Item 2: Properties                                                                20

Item 3: Legal Proceedings                                                         20

Item 4. Submission of Matters to a Vote of Security Holders                       20

PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters  21

Item 6: Selected Consolidated Financial Data                                      22

Item 7: Management's Discussion and Analysis of Financial Condition and Results

        of Operations                                                             23

Item 7A: Quantitative and Qualitative Disclosures about Market Risk               32

Item 8: Financial Statements and Supplementary Data                               33

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                      56

PART III

Item 10: Directors and Executive Officers of the Registrant                       57

Item 11: Executive Compensation                                                   58

Item 12: Security Ownership of Certain Beneficial Owners and Management           58

Item 13: Certain Relationships and Related Transactions                           58

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K          59

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      US LEC Corp. ("US LEC" or the "Company) is a Charlotte, NC-based telecommunications carrier providing voice, data and Internet services to over 6,800 mid-to-large-sized business customers throughout the southeastern and mid-Atlantic United States. As of December 31, 2001, US LEC's network consisted of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches, 25 Lucent CBX500 Asynchronous Transfer Mode ("ATM") data switches, 4 Juniper Networks(R) M20(TM) Internet Gateway routers and an Alcatel MegaHub(R) 600ES tandem switch. The US LEC service area includes Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and the District of Columbia. The Company primarily serves telecommunications-intensive business customers such as hotels, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, Internet service providers, automobile dealerships and government agencies. US LEC initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers ("CLEC") in North Carolina to provide switched local exchange services.

BUSINESS STRATEGY

      US LEC's objective is to be the leading provider of voice, data and Internet services to its existing and target customers, and to increase its market share by expanding its customer base and product portfolio and by providing exceptional customer service. The principal elements of US LEC's business strategy include:

      Deploy a Capital-Efficient Network. US LEC utilizes a "smart-build" strategy of owning and deploying switching equipment and leasing the required fiber optic transmission capacity from competitive access providers ("CAPs"), other CLECs or incumbent local exchange carriers ("ILECs"). Management believes the Company's switch-based, leased-transport strategy enables it to enter and penetrate markets, and generate revenue and positive cash flow more rapidly than if the Company first constructed its own transmission facilities. By leasing fiber transport, this smart-build strategy also reduces the up-front capital expenditures required to build a network and enter new markets and avoids the risk of "stranded" investment in under-utilized fiber networks.

      Focus of Operations. The Company focuses its network build-out and marketing presence in target markets composed of Tier I cities (major metropolitan areas such as Atlanta, Miami, Washington D.C. and Philadelphia) and Tier II cities (mid-size metropolitan areas such as Greensboro, Tampa and Nashville). The Company has selected its target markets based on a number of considerations, including the number of potential customers and other competitors in such markets and the presence of multiple transmission facility suppliers. The Company currently focuses on markets in the southeast and mid-Atlantic United States. Management believes that the Company's clustered network will enable it to take advantage of customer calling patterns and capture an increasing portion of customer traffic on its network.

      Target Telecommunications-Intensive Customers. The Company focuses its sales efforts on telecommunications-intensive business customers including among others, hotels, universities, financial institutions, professional service firms and practices, hospitals, enhanced service providers, Internet service providers, automobile dealerships and government agencies. By focusing on such customers, the Company is able to more efficiently concentrate the telecommunications traffic. In addition, the Company frequently is able to bundle long distance and data services to complement its local services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of services. Unlike some other CLECs, the Company does not resell ILEC dial tone.

     Install a Robust Technology Platform. The Company has chosen the 5ESS(R) Any Media(TM) digital switch and the CBX500 ATM data switches, both of which are manufactured by Lucent Technologies, Inc. ("Lucent") to provide a consistent technology platform throughout its network. As of December 31, 2001, US LEC had 26 Lucent voice switches and 25 Lucent ATM data switches active throughout its network. To enhance its service offerings, the Company deployed an Alcatel MegaHub(R) 600ES ("Alcatel") tandem switch in Charlotte. In addition, the Company has also deployed 4 Juniper Networks (R) M20 (TM) Internet Gateway routers to provide reliable, scalable, and high-speed network elements to significantly enhance the performance of US LEC's Internet access service. The Company has also deployed an Advanced Intelligent Network ("AIN") platform that positions US LEC for enhanced services.

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

     Implement Efficient Provisioning Processes with State-of-the-Art Back Office Support. Management believes that a critical aspect of the success of a CLEC is timely and effective provisioning systems, which includes the process of transitioning ILEC or other CLEC customers to the Company's network. The Company focuses on implementing effective and timely provisioning practices to efficiently transition customers from the ILEC or other CLECs to the Company with minimal disruption of the customer's operations. US LEC is approved by Lockheed Martin as a provider of Local Number Portability ("LNP") for its customers. In addition, the US LEC Network Operations Center ("NOC") houses the tools to monitor its network. The NOC provides network surveillance, real-time alarm notification, dispatch services, and 24 hours a day, 7 days a week availability and notification. In 2001, the Company continued its project of upgrading its back office systems by deploying "best of breed" systems for various back office functions. Management believes that the implementation of these or similar systems will enhance the electronic exchange of information within US LEC by providing a centralized view of customer and order tracking data.

      Offer a Broad Range of Products and Services. US LEC offers customers a broad range of telecommunication services, which can be bundled. Management believes a broad product range, competitive pricing, and an opportunity to bundle services gives US LEC customers an exceptional value. US LEC offers its customers local access, calling card, enhanced toll-free, digital private line, dedicated high-speed Internet access, frame relay, web hosting, ATM service and long distance service, including intrastate, interstate, international and toll-free. To further the Company's product strategy, US LEC has deployed its ATM and AIN platforms. These systems provide the Company the ability to provide advanced voice and data communications products and services.

      Provide Outstanding Customer Service. Management believes that a key element of the success of a CLEC is the ability to satisfy the service needs of its customers. Among other things, the Company must be able to resolve customer issues, promptly implement change requests, resolve billing issues and promptly add additional service and capacity. Management believes that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. Customer care is provided locally by the market-based sales, sales support and operations team and centrally by US LEC's NOC and customer service center.

US LEC'S NETWORK

     During 2001, the Company activated additional Lucent switches in Pittsburgh, Pennsylvania, New Orleans, Louisiana, and a second switch in Atlanta, Georgia to bring the network to 26 switching centers.

Four of the sites are also long distance platforms that provide additional capability to route and concentrate the Company's long distance traffic.

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

     In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company maintains interconnection agreements with the incumbent carriers. The Telecom Act, decisions of state and federal regulatory bodies and negotiation affect the terms and conditions of the interconnection agreements with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that cannot be resolved by negotiation or by opting into agreements executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements, including BellSouth Telecommunications, Inc. ("BellSouth"), Verizon Communications Inc. ("Verizon") and Sprint Communications Company L.P. ("Sprint"), (See "Business -- Forward Looking Statements and Risk Factors - Existing BellSouth Interconnection Agreements" and "Business -- Forward Looking Statements and Risk Factors -Interconnection Agreements").

PRODUCTS AND SERVICES

      The Company provides local dial-tone services to customers. Local access is available in many different forms including PRI, T-1 Access and Channel Access. The Company's network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also offers directory assistance and operator services.

      US LEC provides long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services, calling cards and certain enhanced services such as voice mail.

      The Company also provides data products including US LECnet (a direct, dedicated, high-speed connection to the Internet), frame relay, ATM service and a number of other services such as email, news feeds and web hosting.

      The Company's ability to bundle local, long distance, data and Internet services on the same facility allows it to offer its customers more efficient use of transport facilities, and allows it to aggregate customers' monthly recurring and usage charges on a single consolidated invoice.

      During 2000, the Company introduced the ADVANTAGE T, a single-rate, bundled product offering which allows customers to put local, long distance, dedicated high-speed Internet access, digital private line and toll-free services all on a single T-1. Not only can customers choose between multiple products to be carried, but they can also allocate bandwidth dedicated to each product on the T-1. Management believes that this product allows US LEC to expand the total market to which the Company has access.

      Most recently, US LEC expanded its data portfolio with the launch of ATM service. This new service allows US LEC's customers to dynamically allocate bandwidth, making the transfer of data communications more efficient and cost-effective. ATM is currently the core technology in the Internet backbone and is widely supported by mainstream CPE (Customer Premise Equipment) manufacturers. US

LEC provides the new ATM service from its existing ATM-core data network, and offers customers better control of service costs by allowing them to tailor their traffic speeds and traffic priorities to fit their actual usage patterns. ATM is most suited for companies with larger telecommunication needs, and it allows them to migrate to faster services without significant changes to their equipment.

SALES AND MARKETING

      Sales. US LEC employs a well-trained and experienced direct sales force. The Company recruits salespeople with strong sales backgrounds in its markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators, CLECs and ILECs. The Company expanded its quota-bearing sales force from 234 salespeople at December 31, 2000 to 256 salespeople at December 31, 2001. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program. In 2000, US LEC implemented the Customer Account Manager ("CAM") program in an effort to gain additional sales from current customers and to enhance the Company's relationships with its customer base. The Company also utilizes independent sales agents to identify and maintain customers. During 2001, the Company continued to enhance its sales force by hiring additional quota bearing and sales support staff, continuing education regarding the Company's voice and data products and forming a central group to focus on large sales and data sales.

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

      The Company primarily uses two trademarks and service marks: US LEC, and a logo that includes US LEC. These marks have been registered either on the Principal or the Supplemental Register of the United States Patent and Trademark Office for uses related to telecommunications products and services.

      Billing. In 2000, the Company migrated its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers. Customer bills are available in a variety of formats to meet a customer's specific needs. US LEC offers customers simplicity and convenience by sending one bill for all services. The Company believes this is an important aspect of customer acquisition and retention.

EMPLOYEES

      As of December 31, 2001, the Company employed 892 people. The Company does not expect significant changes in its staffing level in 2002. The Company considers its employee relations to be very good.

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

      The PUCs also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with the FCC regulations. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs and must approve interconnection agreements, and resolve contract compliance disputes arising from interconnection agreements. The Supreme Court is considering cases in which the issue of the PUC's ability to enforce interconnection agreements has been challenged.

        The Company has historically earned a significant portion of its revenue from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs in the Company's territory (principally BellSouth) have challenged the applicability of the reciprocal compensation related to enhanced service providers and ISP customers receiving more calls than they make. With increasing frequency the ILECs with whom US LEC interconnects (principally BellSouth) have been raising additional objections to their obligations to pay reciprocal compensation, including challenges to the rates at which such payments are calculated and the types of traffic to with the obligations apply (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disputed Revenues").

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

      In addition, the Telecom Act provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across LATAs until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. The FCC approved Verizon's right to provide interLATA service in Connecticut, New York, Massachusetts, and Pennsylvania and SBC's in Arkansas, Texas, Kansas, Missouri, and Oklahoma. (See "Business -- Forward Looking Statements and Risk Factors--Regulation" and "Business -- Forward Looking Statements and Risk Factors--Competition").

      Federal Regulation And Related Proceedings. The Telecom Act and the FCC's efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders prohibiting the use of tariffs for non-dominant carriers providing international and domestic interstate long distance services. Accordingly, non-dominant interstate services providers and international service providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their international and domestic interstate inter-exchange services. The order does not apply to the switched and special access services of the BOCs and other local exchange service providers. The FCC allows permissive detariffing of these services.

      The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied "streamlined" tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provides certain immediate regulatory relief regarding price cap ILECs and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company's ability to compete with ILECs for certain service could be adversely affected. The FCC has granted pricing flexibility applications for various interstate access services provided by BOCs in a number of cities, including cities in BellSouth's service territory, including in several of the Company's markets.

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

      On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has made its required contributions to the fund, the amount of the Company's contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future. In the May 8 order, the FCC also announced that it will revise its rules for subsidizing service provided to consumers in high cost areas. The United States Court of Appeals for the Fifth Circuit upheld those rules. The FCC has recently initiated rulemaking proceedings to examine various issues on unusual services, including from whom contributions are required and how the contribution is calculated.

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

      The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service ("CALLS Order") that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs, Verizon, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the RBOCs and Verizon are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the pre-subscribed inter-exchange carrier charge ("PICC") as a separate charge and fold it into an increased subscriber line charge ("SLC"). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to CLECs, ILEC reductions in switched access charges will likely place downward pressure on CLECs, including the Company, to reduce their own switched access charges either in the form of regulatory pressure or commercial pressure from the IXCs. In addition, IXCs other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC. The Order was appealed to the U.S. Court of Appeals for the District of Columbia. The Court remanded the case to the FCC.

      On May 21, 2001, the FCC's new rules governing CLEC interstate access charges became effective. The rules establish an initial maximum rate of 2.5 cents per minute for interstate access charges for the first year. In the second year, the rate is reduced to 1.8 cents per minute. In the third year, the rate is further reduced to 1.2 cents per minute. At the end of the third year, the benchmark rate is reduced to the level of the ILEC. A CLEC may not file tariffs for above benchmark rates unless the ILEC in whose territory it operates charges a higher rate, in which case the CLEC may charge the higher ILEC rate or the rate it had tariffed in the previous six months, if lower than the ILEC's rate. A CLEC may charge a rate higher than the benchmark if the IXC, through negotiations, agrees to such higher rate.

      In addition, the FCC only allowed a CLEC to charge the benchmark rates in those areas in which the CLEC was actually serving customers on May 21, 2001. In new service areas, the CLEC may only tariff rates as high as the ILEC. Several petitions for reconsideration of the FCC's order were filed with the FCC, as well as appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The Court recently granted the FCC's request to hold the appeals in abeyance until the FCC decides the motions for reconsideration.

      In the same order, the FCC determined that a IXC's refusal to serve customers of a CLEC that tariffs the FCC's benchmark rates would generally violate the IXC's duty as a common carrier to provide service was a reasonable decision.

      On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed, but largely interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. The FCC order had been appealed by several parties. On March 24, 2000, the United States Court of Appeals for the D.C. Circuit vacated the FCC's February 26, 1999 declaratory ruling and remanded it to the FCC. The D.C. Circuit Court of Appeals found that the FCC failed to clearly explain and support why ISP traffic should be regulated as long distance traffic rather than as local traffic.

      On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using First Quarter 2001 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to "bill and keep," an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

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

      On July 18, 2000, the 8th Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined. The Supreme Court is expected to rule on these cases by June 2002. It is not possible to predict the outcome of that decision. The Company does not currently purchase or provision UNEs, and does not anticipate any adverse effects as a result of the regulation of these two services.

      The 8th Circuit decisions and the reversal by the Supreme Court continue to create uncertainty about the rules governing pricing terms and conditions of interconnection agreements. This uncertainty makes it difficult to predict whether the Company will have the ability to negotiate acceptable interconnection agreements in the future should the Company decide to resell ILEC services or purchase or provision UNEs.

      In August 1998, the FCC determined that high-speed wire-line data services are telecommunications services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order, the FCC issued a notice of proposed rulemaking on terms for the provision of such services on a separate subsidiary basis. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on the Company's ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of high-speed wire-line data services via separate subsidiaries pursuant to various requirements. The D.C. Circuit vacated the separate subsidiary requirement on January 9, 2001. The Company cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anti-competitive conduct if they are enforceable. The FCC has initiated rulemaking proceedings to consider whether advanced services offered by ILECs should be regulated as services offered by a dominant or nondominant carrier. If the service offerings are deemed nondominant, the ILEC will be subject to licensed regulation. In a related proceeding, the FCC is seeking to determine whether advanced services are information services and what regulations should apply, if that is the case. A finding that advanced services are information services, and not telephone services, could result in significantly lower levels of regulation. The Company cannot predict the outcome of these proceedings.

      Slamming. The FCC and many state PUCs have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state PUCs to elect to administer and enforce the FCC's slamming rules. These slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Although the Company cannot predict the effect that these new liability rules will have on its business, because virtually all of the Company's customers are connected on a dedicated basis to US LEC's network, it is unlikely that the Company will incur any significant liability under these new rules. The FCC also issued revised rules in August 2000 that are expected to become effective in April 2001 or shortly thereafter, regarding the procedures for changing a subscriber's pre-subscribed carrier, and establishing new carrier reporting and registration requirements. Implementation of these new rules may increase the Company's costs of administering long distance service accounts.

      The Communications Assistance for Law Enforcement Act ("CALEA") provides rules to ensure that law enforcement agencies would be able to conduct properly authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized electronic surveillance requirements. For circuit-switched facilities, carriers were required to complete these modifications by June 30, 2001. Carriers providing packet-switched services were required to comply by November 19, 2001. The deadline for carrier compliance with certain additional requirements has been extended by the FCC until June 30, 2002. US LEC's network is CALEA compliant.

      State Regulation. The Company has all of the certifications necessary to offer its current services in the states of:

          State
          -----
         North Carolina
         Alabama
         Mississippi
         Kentucky
         Maryland
         Pennsylvania
         Delaware
         District of Columbia
         New Jersey
         Louisiana
         Georgia
         Virginia
         Indiana
         New York
         Ohio
         Connecticut
         Massachusetts

         Tennessee
         South Carolina
         Florida

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      Except for historical statements and discussions, statements contained in this report constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's Annual Report to Stockholders for the year ended December 31, 2001, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K, may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC. These statements are identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC's ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC's control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

     Disputed Revenues. The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Disputed Revenues") over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of operations.

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

      Switches and Related Equipment. An essential element of the Company's current strategy is the provision of switched local service. There can be no assurance that the switches and associated equipment necessary to operate the Company's network will not experience technological or operational problems that cannot be resolved in a satisfactory or timely matter. The failure of the Company to operate successfully switches and other network equipment could have a material adverse effect on the Company's financial condition and its ability to attract and retain customers or to enter additional markets.

      Interconnection Agreements. The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, the Company will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company. The Company has signed interconnection agreements with various ILECs, including BellSouth, Sprint, Verizon and other carriers. These agreements provide the framework for the Company to serve its customers when other local carriers are involved. The Company has signed multiple agreements with BellSouth which govern relationships in all nine states (See existing BellSouth Interconnection Agreements above).

      Ordering, Provisioning And Billing. The Company has developed processes and procedures and is working with external vendors, including the ILECs, in the implementation of customer orders for services, the provisioning, installation and delivery of such services and monthly billing for those services. The failure to effectively manage processes and systems for these service elements or the failure of the Company's current vendors or the ILECs to deliver ordering, provisioning and billing services on a timely and accurate basis could have a material adverse effect upon the Company's ability to fully execute its strategy.

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

      Dependence on Key Personnel. The Company's business is managed by a small number of executive officers, most notably, Francis J. Jules, Chief Executive Officer, Aaron D. Cowell, Jr., President and Chief Operating Officer and Michael
K. Robinson, Executive Vice President and Chief Financial Officer. The loss of the services of one or more of these key people could materially and adversely affect US LEC's business and its prospects. The Company does not maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. Accordingly, there can be no assurance that US LEC will be able to hire and retain necessary personnel in the future to replace any of its key executive officers, if any of them were to leave US LEC or be otherwise unable to provide services to US LEC.

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

      At December 31, 2001, the Company was providing services to over 6,800 customers. A key element of the Company's future success will depend on its ability to retain these customers and minimize loss of revenue associated with customer or product churn. While the Company has historically achieved significant success in retaining customers, competition in the Company's marketplace is intense and the Company anticipates that other carriers will seek to persuade the Company's customers to switch service provided for some or all of their products.

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

      In addition to the specific concerns regarding the RBOC's ability to provide in-region long distance, the regulatory environment facing the Company is subject to numerous uncertainties. The FCC and PUC orders that were designed to implement the Telecom Act have been challenged in numerous proceedings. As a result, the Company must attempt to execute its business strategy without knowing the rules that will govern its operations and its dealings with other telecommunications companies including the rates and terms under which it may charge other carriers for reciprocal compensation and other access charges. Even though a number of the past regulatory efforts by the FCC and PUCs are or have been challenged, the Company expects further rule making from the FCC and PUCs. The outcome of these challenges and the nature and scope of future rule making are unknown. In particular, the Company anticipates further efforts by other carriers, primarily ILECs and IXCs, at the FCC, PUC and in legislative initiatives to seek to cap, reduce and/or eliminate reciprocal compensation and to cap or significantly reduce other access charges. The Company cannot predict the degree to which the ILECs and IXCs will be successful in such efforts, or, if they are, when such changes will take effect. If such changes result in a significant decrease in the rates which the Company may charge other carriers for reciprocal compensation and access or if such changes are retroactive, such changes could have a material adverse effect on the Company.

      As the regulatory environment changes, it is possible that the Company's strategy and its execution of the strategy may not be the optimal choice. Any such changes could also result in additional, unanticipated expenses. There can be no assurances that regulatory change will not have a material and adverse effect on the Company. (See "Business -- Regulation").

     Legal Proceedings. The Company is currently involved in arbitral, administrative and judicial proceedings and appeals thereof to collect amounts owed to the Company by other carriers, primarily BellSouth, Verizon and Sprint. The Company cannot predict when these matters will be formally resolved and, although Management anticipates that these pending actions and appeals will be resolved favorably, no assurance can be given that the Company will be ultimately successful in these actions or the appeals thereof or that the Company will collect all amounts that it believes to be due it from these other carriers, or that if it does collect some or all of the award due to it, when payment of the awards will be received (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Disputed Revenues.")

      Future Capital and Operating Requirements. Implementation of the Company's business strategy will require significant capital and operating expenditures during 2002 and future years. In December 1999, the Company amended its senior secured credit facility increasing the amount available under the facility to $150 million (the "Credit Facility"). At December 31, 2001, all $150 million was borrowed. In April 2000, the Company completed a transaction with affiliates of Bain Capital, Inc. and Thomas H. Lee Partners, L.P. to invest $200 million in convertible preferred stock of US LEC (the "Preferred Stock Investment"). (See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company's principal capital expenditures relate to the expansion of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances, and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company's business strategy will not exceed amounts available from these sources. In addition, the actual amount and timing of the Company's future expenditures may differ materially from the Company's estimates as a result of, among other things, , the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company's industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company's business strategy.

      The Company also will continue to evaluate revenue opportunities in existing and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue additional opportunities from current cash balances, additional borrowings, the sale of additional equity or debt securities or cash generated from operations. In light of the risk factors discussed herein, there can be no assurance, however, that the Company will be successful in raising sufficient additional capital on acceptable terms or that the Company's operations will produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers of US LEC Corp:


Name                 Age  Position
----                 ---  --------

Richard T. Aab       53   Chairman of the Board and Director

Tansukh V. Ganatra   58   Director, Former Vice Chairman and Chief Executive
                          Officer until his retirement in December 2001

Francis J. Jules     45   Chief Executive Office as of December 2001

Aaron D. Cowell, Jr. 39   President, Chief Operating Officer and General Counsel

Michael K. Robinson  45   Chief Financial Officer and Executive Vice President


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

      Tansukh V. Ganatra co-founded US LEC in June 1996 and has served as a director since that time. He served as Chief Executive Officer and Vice Chairman of the Board of Directors from July 1999 until his retirement in December 2001. He also served as President and Chief Operating Officer from June 1996 until July 1999. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., including serving as its President and Chief Operating Officer. Prior to joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corp., culminating with the position of Director of Network Engineering. Mr. Ganatra currently serves as a consultant to US LEC Corp.

      Francis J. Jules joined US LEC as Chief Executive Officer and as a Director in December 2001 with more than 20 years of data, communications and Internet industry experience. He served as president of Winstar Communications, Inc.("Winstar") from August 2000 to December 2001 at which time he was named Chief Executive Officer. Mr. Jules served as president of SBC/Ameritech Business Communications Services ("SBC/Ameritech") from October 1997 to August 2000. Prior to joining SBC/Ameritech, he held senior management positions with Northern Telecom (now Nortel), IBM and New York Telephone.

      Aaron D. Cowell, Jr. has been involved in numerous operating areas of the Company's business and legal affairs since 1996, including its IPO in April 1998. Mr. Cowell joined US LEC in June 1998 as executive vice president and general counsel. Later that year, he assumed responsibility for US LEC's sales and field sales support functions. In 1999, his executive management duties were expanded to include US LEC's engineering, operations, regulatory, customer care services and marketing departments. Mr. Cowell was appointed as president and chief operating officer of US LEC in 2000. He also holds a position on the Executive Committee for ALTS (The Association for Local Telecommunications Services), through which he helps promote regulations and decisions that will facilitate fair competition in the telecommunications industry. Before joining US LEC in 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large Southeastern law firm, where he represented, among others, US LEC and Alcatel, primarily in corporate finance and merger and acquisition matters. Mr. Cowell is a graduate of Harvard Law School and Duke University.

      Michael K. Robinson has been US LEC's executive vice president of finance and chief financial officer since July 1998. Prior to joining US LEC, Mr. Robinson held positions with the telecommunications division of Alcatel, an international telecommunications equipment company headquartered in Paris, France. From 1996 to July 1998, Mr. Robinson was executive vice president and chief financial officer of Alcatel Data Networks, a developer and manufacturer of wide area network data switching equipment for carrier and enterprise solutions. He was responsible for financial controls, treasury, contracts management, information systems, and facilities. In addition to his duties at Alcatel Data Networks, Mr. Robinson was responsible for the worldwide financial operations of the enterprise and data networking division of Alcatel. From 1989 to 1995, Mr. Robinson was vice president and chief financial officer of Alcatel Network Systems, which developed, manufactured, and marketed transmission equipment for telecommunications systems. Prior to joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. Mr. Robinson holds a masters degree in business administration from Wake Forrest University.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The various leases expire during years through 2016. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company's operations and networks are expanded and as new networks are constructed.

ITEM 3. LEGAL PROCEEDINGS

     US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. The Company believes it will be largely successful in these proceedings, and that any adverse ruling in any pending proceeding or arbitration will not have a material adverse effect on the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disputed Revenues")

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER MATTERS

No matters were submitted to a vote of security holders during the quarter ending December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDERS

      The Company's common stock trades on The Nasdaq National Market under the symbol CLEC. As of March 21, 2002, US LEC Corp. had approximately 5,895 beneficial holders of its common stock, and approximately 145 were stockholders of record. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, both the credit facility and preferred stock agreements contain certain limitations on the payment of dividends.

      The following table sets forth the high and low closing price information as reported by Nasdaq during the period indicated since the Company's Class A Common Stock began trading publicly on April 24, 1998.

                                                   Stock Price*
                                                   ------------
    1998                                  High                 Low
    ----                                  ----                 ---

    First Quarter                           N/A                 N/A
    Second Quarter                       $27.00              $15.00
    Third Quarter                        $25.88              $ 7.31
    Fourth Quarter                       $14.81              $ 9.50

    1999                                  High                 Low
    ----                                  ----                 ---
    First Quarter                        $19.50              $13.38
    Second Quarter                       $24.62              $16.50
    Third Quarter                        $33.13              $22.75
    Fourth Quarter                       $32.25              $23.50

    2000                                  High                 Low
    ----                                  ----                 ---
    First Quarter                        $46.31              $28.88
    Second Quarter                       $33.64              $15.94
    Third Quarter                        $17.00             $  7.56
    Fourth Quarter                       $11.22             $  3.50

    2001                                  High                 Low
    ----                                  ----                 ---
    First Quarter                         $9.06               $4.69
    Second Quarter                        $6.50               $2.28
    Third Quarter                         $4.01               $2.32
    Fourth Quarter                        $6.75               $2.73

*No public market for the stock prior to April 24, 1998

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
        For the years ended December 31, 1997, 1998, 1999, 2000 and 2001
    (In Thousands, Except Per Share Data and Operating Data, as noted below)

                                                                1997       1998        1999         2000         2001
                                                                ----       ----        ----         ----         ----
Statement of Operations:
    Revenue, Net                                              $ 6,458    $ 84,716    $175,180    $ 114,964    $178,602
    Cost of Services                                            4,201      33,646      73,613       52,684      90,298
    Gross Margin                                                2,257      51,070     101,567       62,280      88,304
    Selling, General and Administrative                         6,117      25,020      48,375       80,684     114,898
    Depreciation and Amortization                                 443       4,941      11,720       24,365      35,103
    Loss on Resolution of Disputed Revenue*                        --          --          --       55,345          --
    Provision (Recovery) for Disputed Receivables*                 --          --          --       40,000      (7,042)
    Earnings (Loss) from Operations                            (4,303)     21,109      41,472     (138,114)    (54,655)
    Interest Income (Expense), Net                               (355)      1,623      (2,046)      (3,005)     (8,699)
    Earnings (Loss) before Income Taxes                        (4,658)     22,732      39,426     (141,119)    (63,354)
    Income Taxes Provision (Benefit)                               --       9,305      15,617      (23,727)         --
    Net Earnings (Loss)                                        (4,658)     13,427      23,809     (117,392)    (63,354)
    Less: Dividends on Preferred Stock                             --          --          --        8,758      12,810
    Less: Accretion of Preferred Stock Issuance Cost               --          --          --          336         491
    Net Earnings (Loss) Attributable to Common Shareholders   $(4,658)   $ 13,427    $ 23,809    $(126,486)   $(76,655)

    Net Earnings (Loss) Per Share-Basic                       $ (0.25)   $   0.53    $   0.87    $   (4.58)   $  (2.83)
    Net Earnings (Loss) Per Share-Diluted                     $ (0.25)   $   0.52    $   0.84    $   (4.58)   $  (2.83)
    Weighted Average Shares Outstanding-Basic                  18,653      25,295      27,431       27,618      27,108
    Weighted Average Shares Outstanding-Diluted                18,653      25,804      28,411       27,618      27,108

Other Financial Data:
    Capital Expenditures                                      $13,055    $ 47,292    $ 57,396    $ 109,740    $ 40,425
    Net Cash Flow Used in Operating Activities                 (5,594)    (19,143)    (25,935)     (49,319)     (5,971)
    Net Cash Flow Used in Investing Activities                 (5,951)    (48,538)    (49,696)    (111,743)    (40,425)
    Net Cash Flow Provided in Financing Activities             14,008     106,457      48,840      251,709      21,077

Operating Data:
    Number of States Served                                         1           4           7           12          13
    Number of Local Switches                                        3          11          16           23          26
    Number of Customers                                           142         558       1,946        3,929       6,823
    Number of Employees                                            78         253         460          816         892
    Number of Sales and Sales Related Employees                    24          98         180          330         365

Balance Sheet Data:
    Working Capital (Deficit)                                 $(2,269)   $ 76,215    $113,109    $ 112,402    $ 59,972
    Accounts Receivable, Net                                    6,006      66,214     193,943       61,165      42,972
    Current Assets                                              9,656     112,184     213,269      160,782     135,644
    Property and Equipment, Net                                12,889      56,219     102,002      188,052     188,436
    Total Assets                                               22,681     170,203     320,100      373,159     333,313
    Long-Term Debt (including current portion)                  5,000      20,000      72,000      130,000     150,000
    Series A Redeemable Convertible Preferred Stock                --          --          --      202,854     216,155
    Total Stockholders' Equity (Deficiency)                     5,757     112,975     138,870      (22,250)    (97,325)

    *See Note 6 of the Company's Consolidated Financial Statements for the period ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, and the possibility of adverse decisions related to reciprocal compensation and access charges owing to the Company by other carriers. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2001, and in other reports which are on file with the Securities and Exchange Commission.

      The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" on page 23 of this report and the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report.

Company Overview

      US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance voice services, toll free services, frame relay, high speed internet, ATM and web hosting. The Company primarily serves telecommunication-intensive business customers including hotels, universities, financial institutions, professional service firms, hospitals, and Internet service providers ("ISPs"). US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers service to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, New Jersey, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide telecommunication services in Indiana, Delaware, New York, Ohio, Texas, Connecticut and Massachusetts. As of December 31, 2001, US LEC's network was comprised of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches, 25 Lucent CBX500 ATM data switches and 4 Juniper M20(TM) Internet Gateway routers that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

Revenue and Cost of Services

      US LEC's revenue is comprised of two primary components: (1) fees paid by end customers for local, long distance, data, Internet and enhanced services, and (2) carrier access charges, including reciprocal compensation, which is discussed below. Local, long distance, data, Internet and enhanced service revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities (lines and trunks) in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers ("IXCs") for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation, which is discussed below. The Company does not resell any ILEC dial tone

      Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier's network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers. In 2001, 2000 and 1999, 8%, 11% and 80% of the Company's revenue was recognized from reciprocal compensation and was being disputed by the incumbent local exchange carriers, primarily BellSouth. The dispute primarily arose from reciprocal compensation charges related to traffic that was terminated to enhanced service providers, including internet service providers.

On October 3, 2001, the Company and BellSouth entered into a settlement agreement by which they resolved outstanding reciprocal receivables owed the Company by BellSouth. (See Disputed Revenue appearing below.)

     Although the Company generated a majority of its revenue from reciprocal compensation prior to 2000, US LEC was founded to establish a company that would provide a wide array of telecommunications services to its customers. US LEC has deployed a significant regional network, and as of December 2001 has active switches in 26 sites, serving over 6,800 medium to large size business customers. Management believes this customer base, achieved in less than five years, is indicative of the market's acceptance of US LEC's strategy and service offerings. Management expects the Company's end customer revenue to continue to increase and carrier access revenue to continue to decrease as percentages of total revenue in future periods as US LEC continues to deploy its network and expand its customer base, and as carrier access rates decline due primarily from rate reductions in new agreements entered into by the Company with ILECs and to regulatory and legislative actions. During 2001, access charges represented approximately 39% of the Company's revenue.

      In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company executes interconnection agreements with the incumbent carriers. The terms and conditions of the interconnection agreements are effected by the Telecom Act, decisions of state and federal regulatory bodies and negotiation with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that can not be resolved by negotiation or by opting into agreement executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements (See "Business -- Forward Looking Statements and Risk Factors - Interconnection Agreements, and -Disputed Revenues").

      In 2000, the Company began deferring installation revenue from end customers and from other carriers. The Company is amortizing this revenue over the average life of these contracts. As of December 31, 2001 and 2000, the Company had $3.8 and $2.1 million, respectively, recorded as deferred installation revenue, including $1.4 and $0.6 million, respectively, recorded as current liabilities.

     In 2000, the Company began deferring installation charges from ILECs related to network and end customer facilities. The Company is amortizing these costs over the average life of these contracts. During the years ended December 31, 2001 and 2000, the Company amortized $2.0 and $0.6 million, respectively, of deferred installation charges into cost of services. As of December 31, 2001 and 2000, the Company had $3.0 million and $1.7 million, respectively, recorded in other assets on its consolidated balance sheets.

      The Company's cost of services is comprised primarily of two types of charges: leased transport charges which comprise approximately three-fourths of the Company's cost of services and usage sensitive charges (primarily usage charges associated with the Company's off-net toll and toll-free services and access and reciprocal compensation charges owing to other carriers) which comprise approximately one-fourth of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to its switch and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers.

Selling, General and Administrative Expenses; Depreciation and Amortization

      In addition to the costs of services described above, the Company incurs certain other expenses. The largest component of selling, general and administrative expense ("SG&A") relates to employee salaries, related taxes and benefits, and other incentive-based compensation. During 2001 these categories represented 63% of total SG&A expense. Other major categories of SG&A include expenses associated with leasing real estate for the Company's offices and switching centers, insurance, travel, supplies, legal and accounting.

      Depreciation and amortization expense is primarily due to capital expenditures made by the Company. Gross property, plant and equipment increased from $118.5 million in 1999, to $228.0 million in 2000 and to $262.2 million in 2001. Depreciation and amortization expense increased from $11.7 million in 1999 to $24.4 million in 2000 and to $35.1 million in 2001.

      As the Company continues to expand its network and grow its customer base, SG&A and depreciation and amortization expense is expected to continue to grow, but decline as a percentage of revenue.

Stockholders' Deficiency

      In 2000, additional paid-in-capital was reduced by approximately $36.0 million representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, the Company's Chairman and largest stockholder. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount was treated for financial reporting purposes as a deemed distribution to the stockholder.

      On March 31, 2001, the Company, Richard T. Aab, and Tansukh V. Ganatra, the Company's former Vice Chairman and former Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred:
(1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2 million shares of Class B Common Stock,
(2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock - a total of approximately 14 million such shares were outstanding after the 2 million shares were cancelled - into the same number of shares of Class A Common Stock, (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

      As required by the agreement, the Company obtained a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2 million shares of Class B Common Stock and the conversion of the approximately 14 million shares of Class B Common Stock into the same number of shares of Class A Common Stock resulted in the realization by the Companyand its Class A shareholders of value approximately equal to the outstanding Metacomm obligation, received a favorable tax opinion, and received certain consents.

      As a result of this transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) decreased by 2 million and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab no longer holds shares representing a majority of the voting power of the Company's outstanding common stock.

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      Net revenue increased to $178.6 million for the year ended December 31, 2001, from $115.0 million in 2000. The significant increase in revenue resulted from an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. In 2001, the Company's end customer revenue increased to $93.8 million or 53% of total revenue from $54.2 million or 47% of total revenue in 2000.

      The loss on the resolution of disputed revenue in 2000 was a result of an order issued by the North Carolina Utilities Commission on March 31, 2000 (the "March 31, 2000 NCUC Order") that relieved BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax, non-recurring,non-cash charge of $55.3 million in the first quarter of 2000. This charge was composed of the write-off of approximately $153.0 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39.0 million, and a reduction of approximately $59.0 million in reciprocal compensation commissions payable to Metacomm.

      The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52.0 million provision is netted on the Company's consolidated statement of operations against a $12.0 million reduction in commissions payable on those receivables, resulting in the $40.0 million provision on the company's consolidated statement of operations. Management believed that this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and due to Sprint's failure to pay US LEC's access charges. The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the 2001 consolidated statement of operations is an amount approximating $7.0 million, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals.(See Disputed Revenue below)

      Cost of services is comprised primarily of leased transport, facility installation, and usage charges. Cost of services increased to $90.3 million, or 50% of revenue for 2001 from $52.7 million, or 45% of revenue, for 2000. This increase in cost of services was primarily a result of the increase in the size of US LEC's network, an increase in customers and usage by customers, as well as a shift to lower margin end customer revenue.

      Selling, general and administrative expenses for the year ended December 31, 2001 increased to $107.9 million, or 60% of revenue, compared to $80.7 million, or 70% of revenue, for the year ended December 31, 2000. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with litigation. The decrease in selling, general and administrative expenses as a percentage of revenue in 2001 was primarily due to expense control, an improvement in back office efficiencies and growth in end customer revenue.

      Depreciation and amortization for 2001 increased to $35.1 million from $24.4 million in 2000 primarily due to the increase in depreciable assets in service related to US LEC's network expansion.

      Interest income for 2001 decreased to $3.2 million from $4.8 million in 2000. The decrease in interest income in 2001 was primarily due to a decline in cash available for investing and declining rates of return on invested funds.

      Interest expense for 2001 increased to $11.9 million from $7.8 million in 2000. This increase in interest expense was primarily due to increased borrowings under the Company's credit facility partially offset by declining interest rates.

      For the year ended December 31, 2001, the Company did not record an income tax expense or benefit, compared to a $23.7 million income tax benefit in 2000. In 2001, the income tax benefit, primarily created from operating losses, was offset by increases in the tax valuation allowance. The $23.7 million benefit for the year ended December 31, 2000 is net of an increase of $35.7 million in the valuation allowance against deferred tax assets relating to the anticipated use of federal and state net operating losses.

      Net loss for 2001 amounted to $63.4 million, compared to a net loss of $117.4 million for 2000. Dividends paid in kind and accrued on Series A Mandatorily Redeemable Convertible Preferred Stock for the year ended
December 31, 2001 and 2000 amounted to $12.8 million and $8.8 million, respectively (See Note 5 of the Company's consolidated financial statements). The accretion of preferred stock issuance cost was $0.5 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively.

      As a result of the foregoing, net loss attributable to common shareholders for the year ended December 31, 2001 amounted to $ 76.7 million or ($2.83) per diluted share as compared to $126.5 million, or ($4.58) per diluted share for 2000. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Comparison of Year Ended December 31, 2000   to Year Ended December 31, 1999

      Net revenue decreased to $115.0 million for the year ended December 31, 2000, from $175.2 million in 1999. The significant decrease in revenue resulted from the elimination of reciprocal compensation revenue related to Metacomm and a reduction of local interconnect rates, partially offset by the Company's expansion into new markets, an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. The Company recorded a $27.8 million reduction against reciprocal compensation revenue and related receivables for the year ended December 31, 1999 due to the judicial and regulatory proceedings related to this disputed revenue and management's assessment that the collectibility of such revenue was not assured. As of December 31, 1999, the total allowance offsetting the disputed receivables totaled $39.8 million. Unless otherwise specified, the results of operations reflected in this report are net of these and other normal operating adjustments (See Disputed Revenue below).

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

      Cost of services is comprised primarily of leased transport, facility installation, and usage charges. In 1999, cost of services also included commissions payable to Metacomm on reciprocal compensation revenue. Cost of services decreased from $73.6 million, or 42% of revenue, for 1999 to $52.7 million, or 45% of revenue, for 2000. This decrease in cost of services was primarily a result of the decrease in local interconnect rates and the elimination of commissions payable to Metacomm on reciprocal compensation revenue, partially offset by the increase in the size of US LEC's network, and increase usage by its customers other than Metacomm. The increase in cost of services as a percentage of revenue was due to the increase of core revenue as a percentage of total revenue and the one-time costs associated with entering several new markets.

      Selling, general and administrative expenses for the year ended December 31, 2000 increased to $80.7 million, or 70% of revenue, compared to $48.4 million, or 28% of revenue, for the year ended December 31, 1999. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expanded into new markets and added products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with litigation. The increase in selling, general and administrative expenses as a percentage of revenue in 2000 was primarily due to the reduction in reciprocal compensation revenue.

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

      Net loss for 2000 amounted to $117.4 million, compared to net earnings of $23.8 million for 1999. Dividends paid in kind and accrued on Series A Mandatorily Redeemable Convertible Preferred Stock for the year ended
December 31, 2000 amounted to $8.8 million (See Note 5 of the Company's Consolidated Financial Statements). The accretion of preferred stock issuance cost was $0.3 million for the year ended December 31, 2000.

      As a result of the foregoing, net loss attributable to common shareholders for the year ended December 31, 2000 amounted to $126.5 million, or ($4.58) per share (diluted), compared to net earnings of $23.8 million, or $0.84 per share (diluted) for 1999. The increase in net loss and net loss per share is attributed to the factors discussed above.


Liquidity and Capital Resources

      US LEC's business is capital intensive and its operations require substantial capital expenditures for the expansion of its network switches, related electronic equipment, information systems, and facilities. The Company's cash capital expenditures were $40.4 and $111.6 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the outstanding amount under the Company's senior secured credit facility was $150.0 million. While management believes the $80.5 million in cash at December 31, 2001 will fund the Company's capital requirements until it becomes EBITDA positive, funding to free cash flow may require additional financing.

      On April 11, 2000, the Company issued $200 million of its Series A Mandatorily Redeemable Convertible Preferred Stock to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). See Note 5 to the Company's Consolidated Financial Statements for a description of this transaction and the terms of the Preferred Stock. Proceeds to the Company, net of commissions and other transaction costs, were approximately $193.7 million.

      Cash used in operating activities was approximately $5.9 million in 2001 compared to $49.3 million in 2000. The decrease in cash used in operating activities was primarily due to the collection of amounts due from BellSouth for reciprocal compensation, facility charges, and other charges and amounts due from Sprint for access charges. The Company received payment of approximately $50.0 million from BellSouth and Sprint during 2001 as a result of its settlements with both companies over disputed revenues (See Disputed Revenue appearing below).

      Cash used in investing activities decreased to $40.5 million in 2001 from $111.7 million in 2000. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements associated with the Company's expansion into additional locations and markets primarily during 2000. This decrease is evidence that the network build-out is substantially complete and capital spending is success based, as well as continued control of new expenditures.

      Cash provided by financing activities decreased to $21.1 million in 2001 from $251.7 million for 2000 due to increased borrowings under the credit facility and the issuance of preferred stock in 2000. In 2000, the Company issued $200.0 million in Series A Mandatorily Redeemable Convertible Preferred Stock (see above). Proceeds from borrowings, net of repayments, under the Company's credit facility decreased during 2001.

      The Company's credit facility is subject to certain financial covenants, measured quarterly, the most significant of which relates to the achievement of increasing levels of revenue and earnings, and debt ratios. The Company was in compliance with these covenants as of the quarter ended December 31, 2001. Company management believes it will be in compliance with all quarterly financial covenants during 2002 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly 2002 targets of new customers, existing customer retention, customer usage and billing rates, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during 2002. Although there can be no assurances, Company management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders. The Company was successful in obtaining an amendment in the third quarter of 2001 relating to its minimum quarterly EBITDA financial covenant.

The following table provides a summary of our contractual obligations and commerical commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

                                        Payments Due by Period
                                        ----------------------
                                                  Less than      1-3        4-5           After 5
Contractual Obligations               Total        1 year        years     years           years
                                      -------     ---------      -----     ------         -------
Long-term debt                        $150,000    $18,750        $100,000   $31,250       $
Operating Leases                        53,802      7,708          19,300    10,332        16,462
                                      --------    -------          ------    ------        ------
Total contractual cash obligations    $ 203,802   $26,458        $119,300   $41,582       $16,462


Disputed Revenues

      The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of its operations.

      Reciprocal Compensation- On April 27, 2001, the Federal Communications Commission ("FCC") released an Order on Remand and Report and Order (the "Remand Order") addressing inter-carrier compensation for traffic terminated to Internet service providers ("ISPs"). The interpretation and enforcement of the Remand Order will likely be the most important factor in the Company's efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

      Importantly, while the Remand Order provides greater certainty about the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company's pending arbitral, commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; whether the Remand Order will satisfy the U.S. District Court of the District of Columbia on whose order the FCC issued the Remand Order; and whether the incumbent carrier will trigger the rate reductions and other limitations set forth in the Remand Order. If the Remand Order is interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of pending or new legal challenges, it could have a material adverse effect on the Company. For a more complete description of the Remand Order see "Business - Regulation".

     On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the "Settlement Agreement") by which they resolved outstanding reciprocal compensation receivables in the various states in which both operate and other past payments. BellSouth agreed to pay US LEC approximately $31.0 million, in addition to approximately $10.0 million it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future, which are in the process of being implemented. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order.

      In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission ("VSCC") and the FCC seeking to collect reciprocal compensation from Verizon owing for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In October 2001, the FCC has accepted jurisdiction over the dispute. The Company cannot predict when the FCC will take action on this dispute or whether the Company will ultimately be successful in full; however, management believes that it will be largely successful in recovering amounts owed by Verizon in light of the Remand Order.

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

      The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. For a more complete description of the Access Order, see
"Business - Regulation".

      On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the "BTI Decision"), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. ("BTI") were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association ("NECA"). The FCC based this holding on the limited evidence before it, tending to show that BTI's operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. BTI settled its appeal of the BTI Decision. As with the Access Order described above, the BTI Decision's effect on the Company will depend on how the order is interpreted and enforced. If the BTI Decision is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

      By settlement dated October 5, 2001, Sprint and the Company resolved their dispute over access charges. Sprint paid the Company approximately $8.0 million, in addition to approximately $1.5 million it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001.

      Legislation - Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company and its financial results.

      Interconnection Agreements with ILECs - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate or obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

Significant Accounting Policies

      Revenue Recognition - The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria:
(1) persuasive evidence  of arrangement exists (2) services have been rendered
(3) seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network.

      The Company's cost of services is comprised primarily of two types of charges: leased transport charges which comprise approximately three-quarters of the company's cost of services and usage sensitive charges (primarily usage charges associated with the Company's off net toll and toll free services and access and reciprocal compensation charges owing to other carriers) which comprise approximately one-quarter of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the company's customers to the company owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC.

Effect of Recently Issued Accounting Pronouncements

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

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121, "Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains many of its fundamental provisions, expands the scope of discontinued operations to included more disposal transactions. SFAS No. 144 will be effective for the Company for financial statements issued for the fiscal year beginning January 1, 2002. The Company has evaluated the effect the statement will have on its consolidated financial statements and related disclosures and does not believe that the effect will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2001, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate, plus, in each case, a specified margin.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
US LEC Corp.
Charlotte, North Carolina

      We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2002

                          US LEC Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                       December 31,   December 31,
                                                                                           2001          2000
                                                                                       ------------   ------------
Assets

   Current Assets
     Cash and cash equivalents                                                          $  80,502      $ 105,821
     Restricted cash                                                                        1,300          1,300
     Accounts receivable (net of allowance of $12,263 and $1,523
       at December 31, 2001 and  2000, respectively)                                       42,972         48,859
     Deferred income taxes                                                                  1,840             --
       Prepaid expenses and other assets                                                    9,030          4,802
                                                                                        ---------      ---------

         Total current assets                                                             135,644        160,782

Property and Equipment, Net                                                               188,436        188,052
Accounts Receivable (net of an allowance of $52,000 at December 31, 2000)                      --         12,306
Deferred Income Taxes                                                                          --          4,148
Other Assets                                                                                9,233          7,871
                                                                                        ---------      ---------

Total Assets                                                                            $ 333,313      $ 373,159
                                                                                        =========      =========

Liabilities and Stockholders'Deficiency

   Current Liabilities
      Accounts payable                                                                  $  10,747      $  13,684
      Accrued network costs                                                                17,877          9,302
      Commissions payable                                                                   6,679          7,012
      Accrued expenses - other                                                             14,928         10,884
      Deferred revenue                                                                      6,691          3,350
      Deferred income taxes                                                                    --          4,148
      Long-term debt - current portion                                                     18,750             --
                                                                                        ---------      ---------
         Total current liabilities                                                         75,672         48,380
                                                                                        ---------      ---------

Long-Term Debt                                                                            131,250        130,000
Commissions Payable                                                                            --          9,860
Deferred Income Taxes                                                                       1,840             --
Other Liabilities                                                                           5,721          4,315

Commitments and Contingencies (Note 6)

Series A Mandatorily Redeemable Convertible Preferred Stock
    (10,000 authorized shares, 222 and 209 shares issued and outstanding with redemption values of $222 and $209 at December 31, 2001 and 2000,
    respectively) (Note 5)                                                                216,155        202,854

Stockholders' Deficiency
   Common stock-Class A, $.01 par value (122,925 authorized shares,
         26,388 and 10,934 outstanding at December 31, 2001 and 2000, respectively)           264            109
   Common stock-Class B, $.01 par value (17,075 authorized shares, 0 and 16,835
        outstanding at December 31, 2001 and December 2000, respectively) (Note 10)            --            168

   Additional paid-in capital (Note 10)                                                    76,421         73,813
   Retained deficit                                                                      (172,777)       (96,121)
   Unearned compensation  - stock options                                                  (1,233)          (219)
                                                                                        ---------      ---------

         Total stockholders' deficiency                                                   (97,325)       (22,250)
                                                                                        ---------      ---------

Total Liabilities and Stockholders' Deficiency                                          $ 333,313      $ 373,159
                                                                                        =========      =========


                 See notes to consolidated financial statements

                          US LEC Corp. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999
                      (In Thousands, Except Per Share Data)

                                                                          2001         2000         1999
                                                                       ---------    ---------    ---------

Revenue, Net (Notes 2, 6 and 8 - includes related party transactions
  totaling  $9,511 in 1999)                                            $ 178,602    $ 114,964    $ 175,180
Cost of Services (Notes 2, 6 and 8 - includes related party
transactions totaling $38,990 in 1999, respectively)                      90,298         52,684      73,613
                                                                       ---------    ---------    ---------


Gross Margin                                                              88,304       62,280      101,567

Selling, General and Administrative Expenses                             114,898       80,684       48,375
Loss on Resolution of Disputed Revenue (Note 2)                               --       55,345           --
(Recovery) Provision for Disputed Receivables, Net (Note 2)               (7,042)      40,000           --
Depreciation and Amortization                                             35,103       24,365       11,720
                                                                       ---------    ---------    ---------

(Loss) Earnings from Operations                                          (54,655)    (138,114)      41,472

Other (Income) Expense
   Interest Income                                                        (3,171)      (4,834)      (1,050)
   Interest Expense (Note 4)                                              11,870        7,839        3,096
                                                                       ---------    ---------    ---------

(Loss) Earnings Before Income Taxes                                      (63,354)    (141,119)      39,426

Income Tax Provision (Benefit) (Note 7)                                       --      (23,727)      15,617
                                                                       ---------    ---------    ---------

Net (Loss) Earnings                                                      (63,354)    (117,392)      23,809
                                                                       ---------    ---------    ---------

Less: Preferred Stock Dividends (Note 5)                                  12,810        8,758           --
Less: Accretion of Preferred Stock Issuance Cost (Note 5)                    491          336           --
                                                                       ---------    ---------    ---------

Net (Loss) Earnings Attributable to Common Stockholders                $ (76,655)   $(126,486)   $  23,809
                                                                       =========    =========    =========

Net (Loss) Earnings  Per Common Share (Note 11):
    Basic                                                              $   (2.83)   $   (4.58)   $    0.87
                                                                       =========    =========    =========

    Diluted                                                            $   (2.83)   $   (4.58)   $    0.84
                                                                       =========    =========    =========

Weighted Average Number of Shares Outstanding (Note 11):
    Basic                                                                 27,108       27,618       27,431
                                                                       =========    =========    =========

    Diluted                                                               27,108       27,618       28,411
                                                                       =========    =========    =========

                 See notes to consolidated financial statements

                          US LEC Corp. and Subsidiaries
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                For the years ended December 2001, 2000 and 1999
                                 (In Thousands)

                                                      Common Stock      Common Stock
                                                         Class A          Class B
                                                      --------------------------------
                                                      --------------------------------

Balance, December 31, 1998                            10,345   $103    17,076    $ 171
  Exercise of stock options                               14     --        --       --
  Exercise of warrants                                     5     --        --       --
  Tax effects related to stock options and warrants       --     --        --       --
  Issuance of Shares                                      62      1        --       --
  Unearned compensation - stock options                   --     --        --       --
  Net earnings                                            --     --        --       --
                                                      --------------------------------

Balance, December 31, 1999                            10,426    104    17,076      171
  Exercise of stock options                               28     --        --       --
  Exercise of warrants                                   131      1        --       --
  Tax effects related to stock options and warrants       --     --        --       --
  Issuance of Shares                                     108      1        --       --
  Unearned compensation - stock options                   --     --        --       --
  Accretion of preferred stock issuance cost              --     --        --       --
  Conversion of Class B Common Shares
     to Class A Common Shares                            241      3      (241)      (3)
  Deemed distribution to related party                    --     --        --       --
  Preferred Stock Dividends                               --     --        --       --
  Net loss                                                --     --        --       --
                                                      --------------------------------

Balance, December 31, 2000                            10,934   $109    16,835    $ 168
  Exercise of stock options                                2      1        --       --
  Issuance of shares                                     618      6
  Unearned compensation - stock options                   --     --        --       --
  Accretion of preferred stock issuance cost              --     --        --       --
  Conversion of Class B Common Shares
     to Class A Common Shares                         14,834    148   (16,835)    (168)
  Preferred stock dividends                               --     --        --       --
  Recapitalization fees                                   --     --        --       --
  Net loss                                                --     --        --       --
                                                      --------------------------------
Balance, December 31, 2001                            26,388   $264        --    $  --
                                                      ================================


                 See Notes to Consolidated Financial Statements

                                                                                 Unearned
                                                     Additional     Retained   Compensation
                                                       Paid-In      Earnings      Stock
                                                       Capital     (Deficit)     Options      Total
                                                    -------------------------------------------------

Balance, December 31, 1998                            $ 106,800    $   6,556    $  (655)   $ 112,975
  Exercise of stock options                                 103           --         --          103
  Exercise of warrants                                       14           --         --           14
  Tax effects related to stock options and warrants          28           --         --           28
  Issuance of Shares                                      1,749           --         --        1,750
  Unearned compensation - stock options                     (29)          --        220          191
  Net earnings                                               --       23,809         --       23,809
                                                    -------------------------------------------------

Balance, December 31, 1999                              108,665       30,365       (435)     138,870
  Exercise of stock options                                 286           --         --          286
  Exercise of warrants                                      372           --         --          373
  Tax effects related to stock options and warrants         228           --         --          228
  Issuance of shares                                        442           --         --          443
  Unearned compensation - stock options                     (65)          --        216          151
  Accretion of preferred stock issuance cost                 --         (336)        --         (336)
  Conversion of Class B Common Shares
     to Class A Common Shares                                --           --         --           --
  Deemed distribution to related party                  (36,115)          --         --      (36,115)
  Preferred Stock Dividends                                  --       (8,758)        --       (8,758)
  Net loss                                                   --     (117,392)        --     (117,392)
                                                    -------------------------------------------------

Balance, December 31, 2000                            $  73,813      (96,121)   $  (219)     (22,250)
  Exercise of stock options                                   7           (1)        --            7
  Issuance of Shares                                      1,413           --         --        1,419
  Unearned compensation - stock options                   1,460           --     (1,014)         446
  Accretion of preferred stock issuance cost                 --         (491)        --         (491)
  Conversion of Class B Common Shares
     to Class A Common Shares and effects of
     recapitalization                                        20           --         --           --
  Preferred Stock Dividends                                  --      (12,810)        --      (12,810)
  Recapitalization fees                                    (292)          --         --         (292)
  Net loss                                                   --      (63,354)        --      (63,354)
                                                    -------------------------------------------------

Balance, December 31, 2001                            $  76,421    $(172,777)   $(1,233)   $ (97,325)
                                                    =================================================

                 See Notes to Consolidated Financial Statements

                          US LEC Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                  2001         2000         1999
                                                               ---------    ---------    ---------

Operating Activities
 Net (loss) earnings                                           $ (63,354)   $(117,392)   $  23,809
                                                               ---------    ---------    ---------
 Adjustments to reconcile net (loss) earnings to net
 cash used in operating activities:
  Depreciation and amortization                                   35,103       24,365       11,720
  Loss on resolution of disputed revenue                              --       55,345           --
  Deferred compensation                                              446          150          191
  Deferred income taxes                                            1,840      (23,727)      15,617
  Changes in assets and liabilities which provided (used) cash:
   Accounts receivable                                            18,192        6,466     (127,729)
   Prepaid expenses and other assets                              (6,068)      (1,414)         495
   Other assets                                                   (2,294)      (2,827)         (41)
   Accounts payable                                                2,308        1,131          (96)
   Deferred revenue                                                3,341        1,648          873
   Accrued network costs                                           8,575       (4,460)       8,390
   Customer commissions payable                                  (10,193)       5,169       19,103
   Other liabilities - noncurrent                                  1,406        4,041          274
   Accrued commissions payable - related party                        --           --       17,464
   Accrued expenses - other                                        4,727        2,186        3,995
                                                               ---------    ---------    ---------
    Total adjustments                                             57,383       68,073      (49,744)
                                                               ---------    ---------    ---------
    Net cash used in operating activities                         (5,971)     (49,319)     (25,935)
                                                               ---------    ---------    ---------

Investing Activities
 Purchase of property and equipment                              (40,425)    (111,616)     (49,690)
 Purchases of certificates of deposit and restricted cash             --         (127)          (6)
                                                               ---------    ---------    ---------
    Net cash used in investing activities                        (40,425)    (111,743)     (49,696)
                                                               ---------    ---------    ---------

Financing Activities
 Proceeds from public stock offering                                   6           --          114
 Net proceeds from issuance of Series A Preferred Stock               --      193,760           --
 Proceeds from exercise of stock options, warrants, and ESPP       1,419        1,105           --
 Proceeds from long-term debt                                     20,000      155,000       52,000
 Payments on long-term debt                                           --      (97,000)          --
 Payment for deferred loan fees                                     (348)      (1,156)      (3,274)
                                                               ---------    ---------    ---------
    Net cash provided by financing activities                     21,077      251,709       48,840
                                                               ---------    ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents             (25,319)      90,647      (26,791)

Cash and Cash Equivalents, Beginning of Period                   105,821       15,174       41,965
                                                               ---------    ---------    ---------

Cash and Cash Equivalents, End of Period                       $  80,502    $ 105,821    $  15,174
                                                               =========    =========    =========

Supplemental Cash Flow Disclosures
 Cash Paid for Interest                                        $  10,568    $   7,377    $   2,748
                                                               =========    =========    =========
 Cash Paid for Taxes                                           $      --    $      --    $       2
                                                               =========    =========    =========

Supplemental Noncash Investing and Financing Activities:

At December 31, 2001, 2000, and 1999, $5,452, $10,696, and $11,079,
respectively, of property and equipment additions are included in outstanding accounts payable.

                 See notes to consolidated financial statements

                          US LEC Corp. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended December 31, 2001, 2000, and, 1999
                      (In Thousands, Except Per Share Data)

1. ORGANIZATION AND NATURE OF BUSINESS

      The consolidated financial statements include the accounts of US LEC Corp. (the "Company") and its ten wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company was incorporated in 1996. On April 29, 1998, the Company completed the sale of 5,500 shares of Class A Common Stock through an initial public offering. Additionally, on May 12, 1998, the Company issued 825 shares of Class A Common Stock in connection with the underwriters' exercise of their option to cover over-allotments.

      The Company, through its subsidiaries, provides switched local, long distance, data, Internet and enhanced telecommunications services primarily to businesses and other organizations in selected markets in the southeastern United States.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition - The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria:
(1) persuasive evidence of arrangement exists (2) services have been rendered
(3) seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network. To date, a majority of our reciprocal compensation revenue has been generated from traffic originated by customers of BellSouth Telecommunications, Inc. ("BellSouth"). The billing, payment and other arrangements for this reciprocal compensation are governed by interconnection agreements between BellSouth and the Company as well as orders of the FCC and PUC's. For 2001, 2000 and 1999, revenues are recorded net of amounts that are due to a customer or outside sales agent pursuant to each respective telecommunications service contract. For the years ended December 31, 2001 and 2000 amounts incurred under these contracts of $11,890 and $7,499, respectively, are netted with gross revenues in the accompanying financial statements. Early termination fees are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned.

      In 2000, the Company began deferring installation revenue from contracts with end customers and with other carriers. The Company is amortizing this revenue over the average life of the related contract. As of December 31, 2001 and 2000, the Company had $1,440 and $579, respectively, recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $2,428 and $1,463 as of December 31, 2001 and 2000, respectively, recorded in Other Liabilities for the noncurrent portion of the Deferred Revenue.

      Cost of Services - In 2000, the Company began deferring installation charges from ILECs related to new customers contracts associated with network and end customer facilities. The Company is amortizing these costs over the average life of the related contracts. During the years ended December 31, 2001 and 2000, the Company amortized $2,059 and $600, respectively, of deferred installation charges into cost of services. As of December 31, 2001 and 2000, the Company had $3,510 and $1,177, respectively, recorded in Other Current Assets and $2,999 and $1,749, respectively, recorded in Other Assets in the accompanying Consolidated Balance Sheets relating to unamortized deferred installation charges.

      The Company's cost of services is comprised primarily of two types of charges: leased transport charges which comprise approximately three-quarters of the Company's cost of services and usage sensitive charges (primarily usage charges associated with the Company's off net toll and toll free services and access and reciprocal compensation charges owing to other carriers) which comprise approximately one-quarter of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers.

      Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

      Restricted Cash - The restricted cash balance as of December 31, 2001 and 2000 serves as collateral for letters of credit related to certain office leases.

      Accounts Receivable - The $52,000 allowance against accounts receivable at December 31, 2000, was considered necessary due to a number of factors which occurred during 2000; the charge of $52,000 related to this allowance is netted on the Company's Statement of Operations, against a $12,000 reduction in commissions payable on those receivables, for which commissions were not due until the related receivables were collected, resulting in a $40,000 net charge.

      At December 31, 2000, the Company reserved an additional $1.5 million of accounts receivable related to revenue sources other than reciprocal compensation.. In addition, the Company reclassified any remaining accounts receivable related to disputed reciprocal compensation earned prior to January 1, 2000 as non-current on the December 31, 2000 balance sheet.

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

      The Company capitalized $1,638 and $1,025 in payroll related costs during the years ended December 31, 2001 and 2000, respectively, in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

      Accrued Network Costs - Accrued network costs include management's estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management's estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company's financial statements.

      Debt Issuance Cost - The Company capitalizes loan fees associated with securing long-term debt and amortizes such deferred loan fees over the term of the debt agreement. The Company had deferred loan fees (net of accumulated amortization of $1,765 and $949) of $3,922 and $4,738 as of December 31, 2001 and 2000, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 4)

      Fair Value of Financial Instruments - Management believes the fair values of the Company's financial instruments, including cash equivalents, restricted cash, accounts receivables, and accounts payable approximate their carrying value. In addition, because the long-term debt consists of variable rate instruments, their carrying values approximate fair values.

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

      Concentration of Risk - The Company is exposed to concentration of credit risk principally from trade accounts receivable due from end customers and carriers. The Company's end customers are located in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company's most significant trade receivables are from large telecommunications entities.

      The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements for all states in which it operates.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the allowance for doubtful accounts receivable, estimated end customer contract life, accrual of network costs payable to other telecommunications entities, income tax valuation allowance, and estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

      Advertising - The Company expenses advertising costs in the period incurred. Advertising expense amounted to $1,473, $1,900 and $522, for 2001, 2000 and 1999, respectively. Advertising costs for 1999 were offset entirely by marketing incentives provided by a vendor.

      Significant Customer - In 2001, 2000 and 1999 BellSouth, operating in the majority of the Company's markets, accounted for approximately 10%, 15% and 70%, respectively, of the Company's net revenue (before reduction for the $27,823 allowance in 1999). The majority of this revenue was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not customer revenue in the traditional sense, BellSouth is shown here due to the significant contribution to revenue. At December 31, 2001, 2000 and 1999, BellSouth accounted for 16%, 70% and 92%, of the Company's total accounts receivable before allowance, respectively. The majority of such receivables and revenues in 1999, resulted from traffic associated with Metacomm, LLC ("Metacomm"), a customer of the Company and BellSouth, which became a related party to the Company during 1998. During 2000, Metacomm ceased to be a customer of BellSouth and the Company and no revenue was recorded in 2000 related to Metacomm traffic. As a result of the March 31, 2000 order issued by the North Carolina Utilities Commission ("NCUC") denying reciprocal compensation to the Company from traffic associated with the Metacomm network, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000. During 2001, the Company and BellSouth entered into a settlement agreement (the "Settlement Agreement") by which they resolved outstanding reciprocal compensation in the various states in which both operate and other past payments (see Note 6 to the Company's Consolidated Financial Statements).

      Recent Accounting Pronouncements - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The adoption of SFAS No. 133 did not have a material effect on its results of operations as the Company does not currently hold any derivative instruments or engage in hedging activities.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121, "Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions, expands the scope of discontinued operations to included more disposal transactions. SFAS No. 144 will be effective for the Company for financial statements issued for the fiscal year beginning January 1, 2002. The Company has evaluated the effect the statement will have on its consolidated financial statements and related disclosures and does not believe that the effect will be material.

      Reclassifications - Certain reclassifications have been made to 1999 amounts to conform to the 2001 and 2000 presentation.

3.  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, is summarized by major class as follows:

                                                         2001          2000
--------------------------------------------------------------------------------

Telecommunications switching and other equipment      $161,178       $145,278
Office equipment, furniture and other                   72,805         56,281
Leasehold improvements                                  28,176         26,444
                                                   -----------------------------
                                                       262,159        228,003
Less accumulated depreciation and amortization         (73,723)       (39,951)
                                                   -----------------------------
Total                                                 $188,436       $188,052
                                                   =============================
4. LONG-TERM DEBT

      The Company's senior secured loan agreement, as amended, is comprised of
(i) a $125,000 credit facility that converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility that matures in December 2005. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (LIBOR), plus a specified margin. The amount outstanding under the credit facility at December 31, 2001, was $150,000, of which $18,750 is classified as current on the Company's Consolidated Balance Sheet. Advances under the agreement as of December 31, 2001 bear interest at an annual rate ranging between approximately 6.20% and 6.43%.

      The Company's credit facility is subject to certain financial covenants, measured quarterly, the most significant of which relates to the achievement of increasing levels of revenue and earnings and debt ratios. The Company was in compliance with these covenants as of the quarter ended December 31, 2001. Company management believes it will be in compliance with all quarterly financial covenants during 2002 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly 2002 targets of new customers, customer retention, customer usage and billing rates, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during 2002. Although there can be no assurances, Company management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders. The Company was successful in obtaining an amendment in the third quarter of 2001 relating to its minimum quarterly EBITDA financial covenant.

      The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been and will be used to fund capital expenditures and working capital requirements and for other general corporate purposes. Scheduled maturities of long-term debt are as follows:

Year ending December 31:
         2002               $  18,750
         2003                  18,750
         2004                  25,000
         2005                  56,250
         2006                  31,250
                            ---------
        Total               $ 150,000
                            =========

5. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of December 31, 2001, the Company issued $21,568 in Series A Preferred Stock Dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The initial conversion price of $35.00 has been adjusted to approximately $32.89 pursuant to the anti-dilution provisions of the Series A Preferred Stock. -The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000.

      The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against Retained Earnings (Deficit) over the life of the agreement. For the years ended December 31, 2001 and 2000, the Company accreted $491 and $336 of these costs, respectively. As of December 31, 2001 and 2000, the Company had $5,413 and $5,904 in Series A Preferred Stock issuance costs, respectively, netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Consolidated Balance Sheet.

6. COMMITMENTS AND CONTINGENCIES

      The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of its operations.

      Reciprocal Compensation - On April 27, 2001, the Federal Communications Commission ("FCC") released an Order on Remand and Report and Order (the "Remand Order") addressing inter-carrier compensation for traffic terminated to Internet service providers ("ISPs"). The interpretation and enforcement of the Remand Order will likely be the most important factor in the Company's efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

      Importantly, while the Remand Order provides greater certainty about the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company's pending arbitral, commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; whether the Remand Order will satisfy the U.S. District Court of the District of Columbia on whose order the FCC issued the Remand Order; and whether the incumbent carrier will trigger the rate reductions and other limitations set forth in the Remand Order. If the Remand Order is interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of pending or new legal challenges, it could have a material adverse effect on the Company. For a more complete description of the Remand Order, see Busisness - Regulation.

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

      In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission ("VSCC") and the FCC seeking to collect reciprocal compensation from Verizon owing for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In October 2001, the FCC accepted jurisdiction over the dispute. The Company cannot predict when the FCC will take action on this dispute or whether the Company will ultimately be successful in full; however, management believes that it will be largely successful in recovering amounts owed by Verizon in light of the Remand Order.

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

      The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the

Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. For a more complete description of the Access Order, please see Business - Regulation.

      On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the "BTI Decision"), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. ("BTI") were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association ("NECA"). The FCC based this holding on the limited evidence before it, tending to show that BTI's operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. BTI settled its appeal of the BTI Decision. As with the Access Order described above, the BTI Decision's effect on the Company will depend on how the order is interpreted and enforced. If the BTI Decision is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

      By settlement dated October 5, 2001, Sprint and the Company resolved their dispute over access charges. Sprint paid the Company approximately $8,000, in addition to approximately $1,500 it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001.

      Legislation - Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company and its financial results.

      Interconnection Agreements with ILECs - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. There can be no assurance that the Company will successfully negotiate or obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

      In October 2001, the Company entered into settlement agreements with BellSouth and Sprint resolving previously disputed accounts receivable. Included in the accompanying consolidated statement of operations for the twelve months ended December 31, 2001 is approximately $7,042 representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other accruals related to BellSouth and Sprint. Additionally, during the twelve months ended December 31, 2001, the Company recorded an additional provision for doubtful account reserves totaling approximately $13,628. This amount was recorded based upon management's assessment of the current collectibility of certain accounts receivable in consideration of the regulatory and legal environments, existing disputes, current economic conditions and the condition of certain carriers that the Company does business with. The Company believes the allowance for doubtful accounts as of December 31, 2001 is sufficient for known disputes and other impaired receivables.

      Leases - The Company leases office premises in various locations under operating lease arrangements. Total rent expense on these leases amounted to $7,951, $5,734 and $4,195 in 2001, 2000 and 1999, respectively. The Company's restricted cash balance as of December 31, 2001, 2000, and 1999 serves as collateral for letters of credit for some of these office leases.

      Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

            2002               $    7,708
            2003                    7,001
            2004                    6,546
            2005                    5,753
            2006                    5,163
            Beyond                 21,631
                              -----------
                               $   53,802
                              ===========

7. INCOME TAXES

The provision for income taxes consists of the following components:


                                                             2001              2000             1999
------------------------------------------------------------------------------------------------------
Current - Charge equivalent to net tax benefit related
         to stock options and warrants                    $    --          $    281         $    28
                                                          --------------------------------------------
Deferred
         Federal                                               --           (19,545)         12,869
         State                                                 --            (4,463)          2,720
                                                          --------------------------------------------
                                                               --           (24,008)         15,589
                                                          --------------------------------------------
Total provision for income taxes                          $    --          $(23,727)        $15,617
                                                          ============================================

      The reconciliation of the statutory federal income tax rate to the Company's federal and state overall effective income tax rate is as follows:

                                          2001             2000            1999
--------------------------------------------------------------------------------
Statutory federal rate                  (35.00)%         (35.00)%         35.00%
State income taxes                          --            (2.06)           4.49
Change in valuation allowance            33.59            20.05              --
Miscellaneous                             1.41              .20             .11
                                        ----------------------------------------
Effective tax rate                           0%          (16.81)%         39.60%
                                        ========================================

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31,2001, 2000 and 1999 are as follows:

                                              2001         2000         1999
Deferred tax assets:
         Net operating loss carryforward   $82,322      $57,568      $17,054
         Deferred state taxes and other        120          ---        1,696
         Accrued expenses                    5,908        1,293          727
                                           -------------------------------------
Deferred tax assets                         88,350       58,861       19,477
         Less: Valuation Allowance         (61,045)     (35,669)         ---

                                           -------------------------------------
            Total deferred tax assets       27,305       23,192       19,477
                                           -------------------------------------
Deferred tax liabilities:
         Net deferred revenues                  --        3,747       33,476
         Depreciation and amortization      26,083       18,937        9,811
         Other                               1,222          508          146
                                           -------------------------------------
            Total deferred tax liabilities  27,305       23,192       43,433
                                           -------------------------------------
Net Deferred Tax Liability                 $     0      $     0      $23,956
                                           =====================================

      For the years ended December 31, 2001 and 2000, a valuation allowance has been provided against the net deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

      At December 31, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $195,000. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.

8. RELATED PARTIES

     During 1998, the Company's majority stockholder acquired an indirect controlling interest in Metacomm. Metacomm was engaged in the business of developing and operating a high-speed data network in North Carolina, and was a customer of the Company and BellSouth during 1999 and 1998. The Company recorded $9,511 in revenue earned from services provided to Metacomm (which did not include revenue from reciprocal compensation due from BellSouth, see Note 6) during 1999. Metacomm also earned commissions from the Company for reciprocal compensation revenue relating to Metacomm's network. The Company recorded $38,990 for 1999 in reciprocal compensation commission expense earned by Metacomm, which is included in cost of services in the accompanying financial statements. The Company and Metacomm were parties to agreements by which commissions earned by Metacomm related to reciprocal compensation would not be paid to Metacomm until the related reciprocal compensation is collected from the ILEC. However, in 1999 the Company advanced to Metacomm $12,015, prior to collecting the earned reciprocal compensation from BellSouth. On March 31, 2000 the NCUC issued an order that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm. The Company recorded no revenue associated with the Metacomm network in 2001 or 2000. As a result of the order, the Company subsequently recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. The charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm.

      The Company incurred $50 in 1999 in expenses for consulting services provided by Global Vista Communications, LLC ("Global Vista"). As of December 31 1999, a liability totaling $66 was included in accounts payable in the Company's financial statements, relating to software and consulting services purchased from Global Vista. In addition, during 1999 and 2000, the Company acquired $2,081 and $2, respectively, in software from Global Vista Communications, LLC ("Global Vista"), a company controlled by the Company's majority stockholder.

      During 2000 and 1999, the Company capitalized $858 and $185, respectively in site acquisition costs for services performed by Lincoln Harris LLC, a company controlled by a former member of the Company's Board of Directors. These costs are included in leasehold improvements in the accompanying financial statements. In addition, the Company incurred $159, $95 and $3 in 2001, 2000 and 1999, respectively, in expenses for services provided by Lincoln Harris. As of December 31, 2001, 2000 and 1999, a liability totaling $0, $27 and $46, respectively, was recorded in accounts payable in the Company's financial statements relating to leasehold improvements and services purchased from Lincoln Harris LLC.

      During 1999, the Company entered into an operating lease with H-C REIT, Inc., a Company controlled by a former member of the Company's Board of Directors. The lease commenced on May 1, 2000, and continues for a period of ten years. As part of the new lease agreement, H-C REIT, Inc. agreed to limit the Company's liability under their existing lease agreement to $500 for early termination and lease incentive costs. The Company recognized this expense in 1999. During 2001 and 2000, the Company paid H-C REIT, Inc.$1,922 and $1,706, respectively, under this lease agreement.

      Company management believes that all of the above transactions were on terms no less favorable to the Company than could have been arranged with unrelated parties.

9. EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2001, 2000, and 1999, respectively, the Company made matching contributions to the plan totaling $1,006, $768 and $381 based on 50% of the first 6% of an employee's contribution to the plan.

10. STOCKHOLDERS' EQUITY

      Common Stock -Prior to the completion of the recapitalization transaction described below, the Company had previously authorized and issued two classes of common stock, Class A and Class B. As a result of the aforementioned recapitalization, 2,000 shares of Class B Common stock were cancelled and the remaining 14,000 shares of Class B were converted into the same number of Class A Common Shares. The rights of holders of the Class A Common Stock are entitled to one vote per share in the election of the members of the Board of Directors.

      Employee Stock Purchase Plan - In May 2000, the Company's shareholders approved and the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan, as of September 1, 2000 ("the effective date"), the Board of Directors reserved 1,000 shares of common stock for the plan. The Stock Purchase Plan provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the Stock Purchase Plan by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The Company is presently authorized to issue 2,000 shares of common stock under the Stock Purchase Plan. As of December 31, 2001, there were 437 employees participating in the Stock Purchase Plan. The Company issued share amounts of 323, 295, and 108 shares at a purchase price of $2.30, $2.30 and $4.09 per share, respectively, which represents a 15% discount to the closing price on December 31, 2001, June 30, 2001 and December 29, 2000, respectively.

      Stock Option Plan - In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the "Plan"). In August 1998, the Company filed a registration statement to register (i) 1,300 shares of Class A Common Stock reserved for issuance under the Stock Plan and (ii) 180 shares of Class A Common Stock reserved for issuance upon the exercise of nontransferable warrants granted by the Company to employees. In April 1999, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1,300 shares to 2,000 shares and in May 1999, the Company filed a registration statement to register these additional 700 shares. In May 2000, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 2,000 shares to 3,500 shares and in August 2000, the Company filed a registration statement to register these additional 1,500 shares. In May 2001, the Company's stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 3,500 shares to 5,000 shares and in 2001, the Company filed a registration statement to register these additional 1,500 shares. Under the amended Stock Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. Options granted under the Stock Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A Common Stock on the date of grant (110% of market value for greater than 10% stockholders).

      In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A Common Stock at $10 per share (fair market value on date of grant was $13 per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options which will be amortized to compensation expense over the four-year vesting period. The Company amortized $73, $60, and $101 for 2001, 2000, and 1999, respectively, to compensation expense relating to these options, after consideration of forfeitures.

      Also, during 1998, the Company granted to an employee an option to purchase 360 shares of Class A Common Stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and will amortize this amount to compensation expense over the four year vesting period. The Company amortized $90 for 2001, 2000, and 1999, respectively, to compensation expense relating to these options. In both 1998 and 1999 the Company granted options to purchase 5 shares of Class A Common Stock at the fair market value on the date of grant to each of the Company's two and three outside directors, respectively. These options vested immediately upon grant.

      In December 2001, the Company granted to an employee an option to purchase 550 shares of Class A Common Stock at $2.91 per share (fair market value on the date of grant was $5.60 per share). The Company recorded deferred compensation of $1,480 associated with these options. The Company will amortize compensation expense over a three year vesting period for 450 of these options. The remaining 100 shares vested immediately. The Company amortized $283 for 2001 to compensation expense relating to these vested options.

A summary of the option and warrant activity is as follows:

                                                           Options                                  Warrants
                                                  -------------------------------    ----------------------------------
                                                           Weighted    Weighted                      Weighted    Weighted
                                                            Average     Average                       Average     Average
                                                  Number   Exercise    Fair Value      Number        Exercise    Fair Value
                                                    of       Price     at Date of        of            Price     at Date of
                                                  Shares   Per Share     Grant         Warrants    Per Warrant     Grant
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       1,082    $    8.00                   304         $  3.45
                                                 --------   ----------               -------     -----------
         Granted at fair market value                794    $   22.65   $  10.29         --              --
         Exercised                                   (14)        7.85                    (5)           2.86
         Forfeited or cancelled                      (67)       12.66                    --              --
                                                 --------   ----------               -------     -----------
Balance at December 31, 1999                       1,795    $   14.30                   299         $  3.46
                                                 --------   ----------               -------     -----------
         Granted at fair market value              1,226    $   12.58   $   8.51         --              --
         Exercised                                   (29)       10.84                  (131)           2.86
         Forfeited or cancelled                     (344)       19.12                    --              --
                                                 --------   ----------               -------     -----------
Balance at December 31, 2000                       2,648    $   12.92                   168         $  3.92
                                                 ========   ==========               =======     ===========

         Granted at fair market value              1,651    $    4.41   $   2.96         --             --
         Granted at less than fair
          market value                               550         2.91       4.41         --             --
         Exercised  0                                 (2)        3.50                    --             --
         Forfeited or cancelled                     (346)       12.12                   (25)          10.00
                                                 --------   ----------               -------     -----------
Balance at December 31, 2001                       4,501     $   8.64                   143        $  2.86
                                                 ========   ==========               =======     ===========

* Includes 744 options repriced

A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2001 is as follows:

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
                                  Price          Outstanding      Life           Price   Exercisable   Price
--------------------------------------------------------------------------------------------------------------

Options granted at
         fair market value     $2.73 - $3.41         560       9.5 years        $ 3.36         --          --
                                3.50 -  4.11         479       9.2 years          3.98         24      $ 3.50
                                4.50 -  5.81         567       9.6 years          5.38         --          --
                                6.06 -  6.88         382       8.8 years          6.12         94        6.06
                                  -- -  7.31         797       6.7 years          7.31        596        7.31
                                7.69 - 16.50         443       7.9 years         12.65        202       12.74
                               18.00 - 25.50         355       8.2 years         19.11        112       19.48
                               25.75 - 37.13         364       8.0 years         27.04        167       26.65
                                               ---------                       -------     ------     -------
                                3.50 - 37.13       3,947       8.4 years          9.43      1,195       11.90
Options granted at less than
         fair market value      2.91 - 10.00         554      10.0 years          2.96        103        3.12
                                               ---------                       -------     ------     -------
Total options outstanding at
         December 31, 2001     $2.73 -$37.13       4,501       8.6 years        $ 8.64      1,298      $11.20
                                               =========                      ========    =======     =======

                                                                          Warrants Outstanding
                                                     --------------------------------------------------------------
                                                                           Number of       Weighted
                                                                           Warrants        Average         Weighted
                                                          Range of        Outstanding      Remaining       Average
                                                          Exercise            and         Contractual      Exercise
                                                           Price          Exercisable        Life           Price
--------------------------------------------------------------------------------------------------------------------

Warrants granted at fair market value                      $2.86            143            3 years         $ 2.86
                                                                            ---                            ------
Total options warrants at December 31, 2001                $2.86            143            3 years         $ 2.86
                                                                            ---                            ------

      The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

      Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the following proforma amounts:

                                         1999                      2000                      2001
                                As Reported   Proforma    As Reported  Proforma     As Reported   Proforma
-----------------------------------------------------------------------------------------------------------

Net earnings (loss)             $  23,809   $   22,463   $ (117,392)  $ (121,436)   $  (63,354)   (70,454)
Preferred dividends                    --           --       (8,758)      (8,758)      (12,810)   (12,810)
Accretion of preferred
   Stock issuance fees                 --           --         (336)        (336)         (491)      (491)
                                ----------   ----------   -----------  -----------  -----------  -----------
Net earnings (loss) attributable
   to shareholders              $  23,809   $   22,463   $ (126,486)  $ (130,530)   $  (76,655)   (83,755)
Earnings (loss) per share:
         Basic                       0.87         0.82        (4.58)       (4.73)        (2.83)     (3.09)
         Diluted                     0.84         0.79        (4.58)       (4.73)        (2.83)     (3.09)

      The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield in 2001, 2000 and 1999; volatility of 80%, 80%, and 40%, for 2001, 2000, and 1999, respectively, an average risk-free interest rate of 6.0%, 6.5%, and 6.5% for 2001, 2000, and 1999, respectively, an expected life of 12 months for the warrants and 4.9, 5.0 and 5.1 years for the stock options in 2001, 2000, and 1999 respectively. The weighted average remaining contractual life of warrants and stock options outstanding at December 31, 2001 was 3.0 years and 8.6 years, respectively.

      The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at December 31, 2001 (the "issue date"). Compensation cost was estimated based upon the intrinsic value of the award at the issue date.

      In 2000, additional paid-in-capital was reduced by approximately $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, the Company's Chairman and largest stockholder. Due to Mr. Aab's controlling position in both Metacomm and the Company, this amount was treated for financial reporting purposes as a deemed distribution to the stockholder.

      On March 31, 2001, the Company, Richard T. Aab, the Company's Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company's former Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab's commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock - a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled - into the same number of shares of Class A Common Stock. As set out in the articles of incorporation, Class B Shares that have been converted to Class A can not be reissued (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company's treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares.

      As required by the agreement, the Company obtained a valuation by a qualified valuation firm approved by the Company's audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock would result in the realization by the Company and its Class A shareholders of value approximately equal to the outstanding Metacomm obligation, received a favorable tax opinion, and received certain consents.

      As a result of this transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) decreased by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab no longer holds shares representing a majority of the voting power of the Company's outstanding Common Stock, although he remains its largest single shareholder.

11. EARNINGS (LOSS) PER SHARE

      Earnings (loss) per common and common equivalent share are based on net income (loss), after consideration of preferred stock dividends, and accretion divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive. Following is the reconciliation of earnings (loss) per share for, 2001, 2000 and 1999:

                                                          2001      2000       1999
-------------------------------------------------------------------------------------

Basic earnings (loss) per share:
 Net earnings (loss)                                  $(63,354)  $(117,392)  $23,809
 Preferred dividends                                   (12,810)     (8,758)       --
 Accretion of preferred stock Issuance fees               (491)       (336)       --
                                                     --------------------------------
 Net earnings (loss) applicable to Common
   shareholders                                       $(76,655)  $(126,486)  $23,809
 Weighted average shares outstanding                    27,108      27,618    27,431
                                                     --------------------------------
 Basic earnings (loss) per share                      $  (2.83)  $   (4.58)  $  0.87
                                                     ================================
Diluted earnings (loss) per share:
  Net earnings (loss)                                 $(63,354)  $(117,392)  $23,809
  Preferred dividends                                  (12,810)     (8,758)       --
Accretion of preferred stock Issuance fees                (491)       (336)       --
                                                     --------------------------------
Net earnings (loss) applicable to Common
  shareholders                                        $(76,655)  $(126,486)   $23,809
                                                     ================================
 Weighted average shares outstanding                    27,108     27,618     27,431
 Dilutive effect of stock options                           --         --        725
 Dilutive effect of warrants                                --         --        255
                                                     --------------------------------
 Weighted average shares, adjusted                      27,108     27,618     28,411
                                                     --------------------------------
Diluted earnings (loss) per share                     $  (2.83)  $  (4.58)      0.84
                                                     ===============================

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the Company's results of operations as presented in the consolidated statements of operations by quarter for 2001, 2000, and 1999.

                                                                   Quarter Ended
                                                       --------------------------------------------
                                                       March 31,   June 30,    Sept. 30,   Dec. 31,
                                                          2001        2001       2001       2001
---------------------------------------------------------------------------------------------------

Revenue, Net                                           $ 38,055   $ 43,051    $ 45,982   $ 51,513
Cost of Services                                         19,171     21,911      23,276     25,939
                                                       --------------------------------------------
Gross Margin                                             18,884     21,140      22,706     25,574

Selling, General and Administrative                      24,228     26,017      38,087     26,565
Recovery for Disputed Receivables (Note 6)                   --         --      (7,042)        --
Depreciation and Amortization                             7,775      7,992       8,752     10,584
                                                       --------------------------------------------
Loss from Operations                                    (13,119)   (12,869)   (17,091)    (11,575)
Interest Income (Expense), Net                           (1,980)    (2,189)     (2,331)    (2,200)
                                                       --------------------------------------------
Loss Before Income Taxes                                (15,099)   (15,058)   (19,422)    (13,775)
Provision for Income Taxes                                   --         --          --         --
                                                       ---------------------------------------------
Net Loss                                                (15,099)   (15,058)   (19,422)    (13,775)
Preferred Stock Dividends                                 3,131      3,178       3,226      3,274
Accretion of Preferred Stock
  Issuance Cost                                             120        122         124        125
                                                       ---------------------------------------------
Net Loss Available to
  Common Shareholders                                  $(18,350)  $(18,358)   $(22,772)  $(17,174)
                                                       =============================================
Net Loss per Share:
         Basic                                         $   (.66)  $  (. 66)   $   (.85)  $   (.66)
                                                       =============================================
         Diluted                                       $   (.66)  $  (. 66)   $   (.85)  $   (.66)
                                                       =============================================
Weighted Average Shares Outstanding:
         Basic                                           27,768     27,771      26,846     26,067
                                                       ============================================
         Diluted                                         27,768     27,771      26,846     26,067
                                                       ============================================

                                                          Quarter Ended
                                          ----------------------------------------------
                                            March 31,   June 30,    Sept. 30,   Dec. 31,
                                              2000        2000        2000        2000
----------------------------------------------------------------------------------------

Revenue, Net                              $ 25,363    $ 26,148    $ 29,860    $ 33,593
Cost of Services                            11,051      11,714      14,359      15,560
                                          ----------------------------------------------
Gross Margin                                14,312      14,434      15,501      18,033

Selling, General and Administrative         16,013      18,764      22,049      23,858
Loss on Resolution of Disputed
  Revenue (Note 2)                          55,345          --          --          --
Provision for Disputed
   Receivables (Note 2 and 6)                   --          --          --      40,000
Depreciation and Amortization                4,393       5,674       6,201       8,097
                                          ----------------------------------------------
Loss from Operations                       (61,439)    (10,004)    (12,749)    (53,922)
Interest Income (Expense), Net              (1,890)        324        (278)     (1,161)
                                          ----------------------------------------------
Loss Before Income Taxes                   (63,329)     (9,680)    (13,027)    (55,083)
Provision for Income Taxes                 (23,727)         --          --          --
                                          ----------------------------------------------
Net Loss                                   (39,602)     (9,680)    (13,027)    (55,083)
Preferred Stock Dividends                       --       2,633       3,040       3,085
Accretion of Preferred Stock
  Issuance Cost                                 --          --          --         336
                                          ----------------------------------------------
Net Loss Available to
  Common Shareholders                     $(39,602)   $(12,313)   $(16,067)   $(58,504)
                                          ==============================================
Net Loss per Share:
         Basic                            $  (1.44)   $   (.45)   $   (.58)   $  (2.12)
                                          ==============================================
         Basic                            $  (1.44)   $   (.45)   $   (.58)   $  (2.12)
                                          ==============================================
Weighted Average Shares Outstanding:
         Basic                              27,513      27,636      27,660      27,661
                                          ==============================================
         Diluted                            27,513      27,636      27,660      27,661
                                          ==============================================

                                                      Quarter Ended
                                       --------------------------------------------
                                       March 31,   June 30,    Sept. 30,   Dec. 31,
                                          1999        1999       1999         1999
-----------------------------------------------------------------------------------

Revenue, Net                           $ 36,212    $ 43,553    $ 47,348    $ 48,067
Cost of Services                         15,762      18,702      19,524      19,625
                                       --------------------------------------------
Gross Margin                             20,450      24,851      27,824      28,442

Selling, General and Administrative       9,666      11,806      13,707      13,196
Depreciation and Amortization             2,320       2,676       3,124       3,600
                                       --------------------------------------------
Earnings from Operations                  8,464      10,369      10,993      11,646
Interest Income (Expense), Net              (35)       (359)       (621)     (1,031)
                                       --------------------------------------------
Earnings Before Income Taxes              8,429      10,010      10,372      10,615
Provision for Income Taxes                3,414       4,035       4,170       3,998
                                       --------------------------------------------
Net Earnings                           $  5,015    $  5,975    $  6,202    $  6,617
                                       ============================================
Net Earnings per Share:
         Basic                         $    .18    $    .22    $    .23    $    .24
                                       ============================================
         Diluted                       $    .18    $    .21    $    .22    $    .23
                                       ============================================
Weighted Average Shares Outstanding:
         Basic                           27,422      27,427      27,428      27,447
                                       ============================================
         Diluted                         28,206      28,381      28,520      28,554
                                       ============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (1) The information required in response to Item 10 related to directors is incorporated by reference from the sections of the Proxy Statement that appear under the heading "Election of Directors". The information required in response to Item 10 related to Executive Officers is provided in Part I of this report under the heading "Executive Officers of the Registrant."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) Financial Statements, Financial Statement Schedule and Exhibits - The following documents are filed as part of this Form 10-K.

      (1) Financial statements:

            A. Consolidated Balance Sheets as of December 31, 2001 and 2000

            B. Consolidated Statements of Operations years ended December 31, 2001, 2000, and 1999

            C. Consolidated Statements of Stockholders' Equity (Deficiency) years ended December 31, 2001, 2000 and 1999

            D. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

            E. Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999

            F. Independent Auditors' Report

      (2) Schedule II Valuation and Qualifying Accounts

      (3) List of Exhibits:
No.         Exhibit
---         -------
3.1         Restated Certificate of Incorporation of the Company (1)
3.2         Restated Bylaws of the Company (2)
3.3         Certificate of Designation Relating to Series A Convertible Preferred Stock (3)
3.4         Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock
4.1         Form of Class A Common Stock Certificate (1)
4.2         Preferred Stock Purchase Agreement, dated April 11, 2000 (3)
4.4         Corporate Governance Agreement, dated April 11, 2000 (3)
4.5         Registration Rights Agreement, dated April 11, 2000 (3)
4.6         Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab,
            Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership.
4.7         Amendment to Voting and Tag-Along Agreement dated as of August 6,2001 by and among
            Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership,
            Brain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P.,
            Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P.
10.2        Second Amended Loan and Security Agreement, dated as of December 20, 1999, among US LEC Corp., certain operating subsidiaries of US LEC Corp., General Electric Capital Corporation, First Union
            National Bank and Wachovia Bank N.A.  (the "Loan and Security Agreement") (4)
10.3        Amendment dated November 10, 2000 to Loan and Security Agreement (2)
10.4        Plan of Recapitalization dated August 6, 2001 by and among the Company, Metacomm,LLC,
            Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates
            Limited Partnership.
10.5        Indemnity Agreement dated as of August 6, 2001 by and among the Company, Metacomm,
            LLC RTA Associates, LLC, Richard T. Aab and Joyce M. Aab.
10.6        Indemnity Agreement dated as of August 6, 2001 by and among the Company, Tansukh V. Ganatra,
            Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership.
10.7        Employment Agreement Dated as of December 18, 2001 by and between the Company and Francis J. Jules. (5)
10.8        Consulting Agreement dated as of February 7, 2002 by and between the Company Tansukh V. Ganatra. (5)
21          Subsidiaries of the Registrant
23          Consent of Deloitte & Touche LLP

(1) Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for its year ended December 31, 2000.

      (b) Reports on Form 8-K.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed May 12, 2000.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

No Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

(5)   Management or compensatory plan or arrangement.
                                       59

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                           US LEC CORP. (IN THOUSANDS)

                                                                            Additions

                                              Balance at                                          Balance at
                                            Beginning of    Charged to  Charged to                  End of
                                               Period       Costs and     Other                     Period
              Description                  (Dec. 31, 2000)   Expenses    Accounts   Deductions   (Dec. 31, 2001)
                                           ---------------   --------    --------   ----------   ---------------
Allowance against accounts receivables         $53,523       $ 6,586*    $ 3,318      $51,164       $12,263

Allowance against deferred tax assets          $35,669       $25,376     $     0      $     0       $61,045

*Represents the provision for doubtful account reserves recorded during the year ended December 31, 2001 of $13,628 included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, net of the recovery of amounts previously reserved for disputed receivables of $7,042.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        March 29, 2002                   By:        /s/ Richard T. Aab
                                                         ------------------

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

  Signature                             Title                                           Date
  ---------                             -----                                           ----

  /s/ Richard T. Aab                    Chairman and Director                           March 29, 2002
  ------------------

  Richard T. Aab

  /s/ Frank J. Jules                    Chief Executive Officer and Director            March 29, 2002
  ------------------                    (Principal Executive Officer)

  Frank J. Jules

  /s/ Michael K. Robinson               Executive Vice President and                    March 29, 2002
  -----------------------               Chief Financial Officer

  Michael K. Robinson                   (Principal Financial and Accounting Officer)

  /s/ Tansukh V. Ganatra                Director                                        March 29, 2002
  ----------------------

  Tansukh V. Ganatra

  /s/ David M. Flaum                    Director                                        March 29, 2002
  ------------------

  David M. Flaum

  /s/ Steven L. Schoonover              Director                                        March 29, 2002
  ------------------------

  Steven L. Schoonover

  /s/ Anthony J. Dinovi                 Director                                        March 29, 2002
  ---------------------

  Anthony J. Dinovi

  /s/ Michael A. Krupka                 Director                                        March 29, 2002
  ---------------------

  Michael A. Krupka