Form 10-Q
period 2002-03-31
US LEC CORP
filed 2002-05-15
CIK 1054290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended March 31, 2002


                         Commission file number 0-24061

                                  US LEC Corp.
                                  -----------
             (Exact name of registrant as specified in its charter)


          Delaware                                     56-2065535
          --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



                     Morrocroft III, 6801 Morrison Boulevard
                         Charlotte, North Carolina 28211
               (Address of principal executive offices)(Zip Code)

                                 (704) 319-1000
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (____)
                                        ---
-------------------------------------------------------------------------------


As of May 14, 2002, there were 26,388,672 shares of Class A Common Stock outstanding.

                                  US LEC Corp.

                                Table of Contents
                                -----------------

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations - Three months ended
                  March 31, 2002 and 2001

                  Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2002 and 2001

                  Condensed Consolidated Statement of Stockholders' Deficiency - Three months ended
                  March 31, 2002

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



SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                                      Three months
                                                                                     ended March 31,
                                                                                    2002       2001
Revenue, Net                                                                     $ 53,938       $  38,055
Cost of Services                                                                   27,283          19,171
                                                                                 --------       ---------
Gross Margin                                                                       26,655          18,884

Selling, General and Administrative Expenses                                       25,928          24,228
Depreciation and Amortization                                                      10,553           7,775
                                                                                 --------       ---------
Loss from Operations                                                               (9,826)        (13,119)

Other (Income) Expense
  Interest Income                                                                    (332)         (1,248)
  Interest Expense                                                                  2,233           3,228
                                                                                 --------       ---------
Loss Before Income Taxes                                                          (11,727)        (15,099)

Income Tax Benefit                                                                      -               -
                                                                                 --------       ---------
Net Loss                                                                          (11,727)        (15,099)

Preferred Stock Dividends                                                           3,324           3,131
Preferred Stock Accretion of Issuance Costs                                           127             120
                                                                                 --------       ---------
Net Loss Attributable to Common Stockholders                                     $(15,178)      $ (18,350)
                                                                                 ========       =========

Net Loss Per Common Share:
    Basic and Diluted                                                            $  (0.58)      $   (0.66)
                                                                                 ========       =========

Weighted Average Number of Shares Outstanding:
    Basic and Diluted                                                              26,388          27,768
                                                                                 ========       =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In Thousands, Except Per Share Data)

                                                                                            (Unaudited)
                                                                                              March 31,           December 31,
                                                                                                2002                  2001
                                                                                            -------------         -------------
Assets
   Current Assets
     Cash and cash equivalents                                                              $      66,783         $      80,502
     Restricted cash                                                                                1,300                 1,300
     Accounts receivable (net of allowance of $12,099 and $12,263 at March 31, 2002
     and December 31, 2001, respectively)                                                          48,189                42,972
     Deferred income taxes                                                                          1,756                 1,840
     Prepaid expenses and other assets                                                              8,008                 9,030
                                                                                            -------------         -------------
         Total current assets                                                                     126,036               135,644

Property and Equipment, Net                                                                       188,816               188,436

Other Assets                                                                                        9,123                 9,233
                                                                                            -------------         -------------
Total Assets                                                                                $     323,975         $     333,313
                                                                                            =============         =============

Liabilities and Stockholders' Deficiency

   Current Liabilities

     Accounts payable                                                                       $      11,278          $     10,747
     Accrued network costs                                                                         20,615                17,877
     Commissions payable                                                                            7,672                 6,679
     Accrued expenses - other                                                                      11,891                14,928
     Deferred revenue                                                                               7,411                 6,691
     Current portion of long-term debt                                                             23,438                18,750
                                                                                            -------------         -------------
         Total current liabilities                                                                 82,305                75,672
                                                                                            -------------         -------------

Long-Term Debt                                                                                    126,562               131,250

Deferred income taxes                                                                               1,756                 1,840

Other Liabilities - Noncurrent                                                                      6,117                 5,721

Series A Redeemable Convertible Preferred Stock (see Note 6)                                      219,606               216,155

Stockholders' Deficiency

   Common stock-Class A, $.01 par value (122,925 authorized shares, 26,389
        outstanding at March 31, 2002 and December 31, 2001, respectively)                            264                   264
   Additional paid-in capital (see Note 8)                                                         76,422                76,421
   Accumulated Deficit                                                                           (187,955)             (172,777)
   Unearned compensation - stock options                                                           (1,102)               (1,233)
                                                                                            -------------         -------------
         Total stockholders'  deficiency                                                         (112,371)              (97,325)
                                                                                            -------------         -------------
Total Liabilities and Stockholders' Deficiency                                              $     323,975         $     333,313
                                                                                            =============         =============

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                         ----------------------
                                                                                                            2002        2001
Operating Activities
      Net Loss                                                                                           $ (11,727)  $  (15,099)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                                     10,553        7,775
          Loss on resolution of disputed revenue                                                                 -            -
          Accounts receivable allowance                                                                       (164)         538
          Deferred compensation                                                                                131           45
          Changes in operating assets and liabilities:
               Accounts receivable                                                                          (5,052)     (10,309)
               Prepaid expenses and other assets                                                             1,022       (3,346)
               Other assets                                                                                    (94)        (715)
               Accounts payable                                                                                (91)        (955)
               Deferred revenue                                                                                720        1,468
               Accrued network costs                                                                         2,738          232
               Customer commissions payable                                                                    993        1,471
               Accrued expenses - other                                                                     (2,820)      (1,232)
                                                                                                         ---------   ----------
                    Total adjustments                                                                        7,936       (5,028)
                                                                                                         ---------   ----------
                    Net cash used in operating activities                                                   (3,791)     (20,127)
                                                                                                         ---------   ----------
Investing Activities
      Purchase of property and equipment                                                                    (9,930)     (15,904)
                                                                                                         ---------   ----------
                    Net cash used in investing activities                                                   (9,930)     (15,904)
                                                                                                         ---------   ----------

Financing Activities
      Contribution to capital                                                                                    2            -
      Payment of loan fees                                                                                       -          (55)
                                                                                                         ---------   ----------
                    Net cash provided (used) by financing activities                                             2          (55)
                                                                                                         ---------   ----------

Net Decrease in Cash and Cash Equivalents                                                                  (13,719)     (36,086)

Cash and Cash Equivalents, Beginning of Period                                                              80,502      105,821

Cash and Cash Equivalents, End of Period                                                                 $  66,783   $   69,735
                                                                                                         =========   ==========
Supplemental Cash Flow Disclosures

      Cash Paid for Interest                                                                             $   2,499   $    3,531
                                                                                                         =========   ==========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
          Condensed Consolidated Statement of Stockholders' Deficiency
                    For the Three Months Ended March 31, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                      Class A      Additional        Accumulated       Unearned
                                                   Common Stock  Paid-in Capital       Deficit        Compensation    Total
                                                  -------------  ---------------    ------------    -------------   ----------
Balance, December 31, 2001                            $     264        $  76,421      $(172,777)        $  (1,233)   $ (97,325)
  Exercise of stock options and warrants                      -                1              -                 -            1
  Unearned Compensation - Stock Options                       -                -              -               131          131
  Preferred Stock Dividends                                   -                -         (3,324)                -       (3,324)
  Accretion of Preferred Stock Issuance Fees                                   -           (127)                -         (127)
  Net Loss                                                    -                -        (11,727)                -      (11,727)
                                                      ---------        ---------      ---------         ---------    ---------
Balance, March 31, 2002                               $     264        $  76,422      $(187,955)        $  (1,102)   $(112,371)
                                                      =========        =========      =========         =========    =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC.

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

         The Company defers installation revenue from contracts with end customers and with other carriers. The Company is amortizing this revenue over the average life of the related contract.

         Cost of Services - the Company defers installation charges from ILECs related to new customers contracts associated with Network and end customer facilities. The Company is amortizing these costs over the average life of the related contracts.

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

         The Company capitalizes payroll related costs in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

         Debt Issuance Cost - The Company capitalizes loan fees associated with securing long-term debt and amortizes such deferred loan fees over the term of the debt agreement. The Company has deferred loan fees recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement.

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

         Effect of Recent Accounting Pronouncements - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions, expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for the Company for financial statements issued for the fiscal year beginning January 1, 2002. The Company has evaluated the effect the statement will have on its consolidated financial statements and related disclosures and does not believe that the effect will be material.

2.  Restricted Cash

         The restricted cash balance as of March 31, 2002 and December 31, 2001 serves as collateral for letters of credit related to certain office leases.

3.  Net Loss Per Common and Common Equivalent Share

         Net loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends and the accretion of preferred stock issuance costs, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are included in the calculation of dilutive earnings per common share to the extent they are dilutive.

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

5.  Long-Term Debt

     The Company's senior secured loan agreement, as amended, is comprised of
(i) a $125,000 credit facility that converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility that matures in December 2005. The Company made its first amortization payment under the term loan on April 1, 2002 of $4,688. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate ("LIBOR"), plus a specified margin. The amount outstanding under the credit facility at March 31, 2002, was $150,000, of which $23,438 is classified as current on the Company's condensed consolidated balance sheet. Advances under the agreement as of March 31, 2002 bear interest at an average annual rate of 5.9%.

       The Company's credit facility is subject to certain financial covenants, measured quarterly, the most significant of which relates to the achievement of increasing levels of revenue and earnings and debt ratios. The Company was in compliance with these covenants as of the quarter ended March 31, 2002. Company management believes it will be in compliance with all quarterly financial covenants during 2002 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly 2002 targets of new customers, customer retention, customer usage, billing rates, gross margins and SG&A costs, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during 2002. Although there can be no assurances, Company management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders.

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

6.  Series A Mandatorily Redeemable Convertible Preferred Stock

       On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of March 31, 2002, the Company had issued $24,892 in shares of Series A Preferred Stock as dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. The holders of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010.

Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000.

The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against Retained Earnings (Deficit) over the life of the agreement. For the three months ended March 31, 2002, the Company accreted $127 of these costs. As of March 31, 2002, the Company had $5,286 in Series A Preferred Stock issuance costs netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Consolidated Balance Sheet.

7.  Uncertainties and Contingencies

       The deregulation of the telecommunications industry, the implementation of the Telecom Act on February 8, 1996 and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, rates applicable to different categories of traffic and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of its operations.

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

       While the Remand Order provides greater certainty about the Company's right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company's pending arbitral, state regulatory commission and judicial proceedings seeking to collect compensation for traffic terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; and whether the incumbent carrier will efficiently trigger the rate reductions and other limitations set forth in the Remand Order.

       On May 3, 2002, the U.S. Court of Appeals for the District of Columbia (the "D.C. Circuit") rejected the FCC's legal analysis in the Remand Order and remanded the order back to the FCC for further review (the "Second Remand"), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand affects pending disputes over reciprocal compensation for ISP traffic, how the Remand Order will be interpreted or whether affected parties will undertake new challenges to the ISP compensation structure established by the Remand Order.

       If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company. For a more complete description of the Remand Order, see "Business-Regulation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K").

       On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the "Settlement Agreement") by which we and BellSouth resolved outstanding reciprocal compensation receivables in the various states in which both of us operate and other past payments. BellSouth agreed to pay US LEC approximately $31,000, in addition to approximately $10,000 it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future, which are in the process of being implemented. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order.

       In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission ("VSCC") and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In October 2001, the FCC accepted jurisdiction over the dispute. In light of the Second Remand, the Company cannot predict when the FCC will take action on this dispute or whether the Company will ultimately be successful.

       Disputed Access Revenues - A number of IXCs have refused to pay access charges to CLECs, including the Company, alleging that the access charges exceed the rates charged by the ILEC. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

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

       The Access Order should provide certainty as to the Company's right to bill IXCs for interstate access at rates above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. For a more complete description of the Access Order, please see "Business - Regulation" in the Form 10-K.

       On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom, Inc. (the "BTI Decision"), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. ("BTI") were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association ("NECA"). The FCC based this holding on the limited evidence before it, tending to show that BTI's operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. Appeals of the BTI Decision were subsequently withdrawn. As with the Access Order described above, the BTI Decision's effect on the Company will depend on how the order is interpreted. If the BTI Decision is interpreted in a manner adverse to the Company, such result could have a material adverse effect on the Company.

       By settlement dated October 5, 2001, Sprint and the Company resolved their litigated dispute over access charges. Sprint paid the Company approximately $8,000, in addition to approximately $1,500 it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001.

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

       Interconnection Agreements with ILECs - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently initiated interconnection arbitrations with Veizon in order to obtain new interconnection agreements on terms acceptable to the Company. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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


8.  Stockholders' Equity

         Stock Options - The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 5,000 shares. As of March 31, 2002, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 4,069 shares of Class A Common Stock under the Plan. In addition, the Company granted an employee an option to purchase 550 shares of Class A Common Stock outside the Plan.

         Employee Stock Purchase Plan - The Company established an Employee Stock Purchase Plan (the "ESPP") in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 2,000 shares. As of March 31, 2002, the Company had issued 726 shares under the ESPP.

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


OVERVIEW

       US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance voice services, toll free services, frame relay, high speed internet, ATM and web hosting. The Company primarily serves telecommunication-intensive business customers including hotels, universities, financial institutions, professional service firms, hospitals, and Internet service providers ("ISPs"). US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers service to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, New Jersey, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide local and long distance telecommunication services in Indiana, Delaware, New York, Ohio, Texas, Connecticut and Massachusetts. As of March 31, 2002, US LEC's network was comprised of 25 Lucent 5ESS(R) AnyMedia(TM) digital switches, 26 Lucent CBX500 ATM data switches and 4 Juniper M20(TM) Internet Gateway routers that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared With The Three Months Ended March 31, 2001

       Net revenue increased to $53.9 million for the quarter ended March 31, 2002 from $38.1 million for the quarter ended March 31, 2001. More than 90% of the Company's net revenue is currently derived from two sources - end users and intercarrier compensation. Less than 10% is derived, in total, from other sources including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue represented approximately 58% of total net revenue during the quarter ended March 31, 2002, compared to 54% in the quarter ended December 31, 2001, and 50% in the quarter ended March 31, 2001. This shift is the result of growth in end customer revenue and a reduction of intercarrier rates for reciprocal compensation and access revenue billed to other carriers. See Footnote 7 to the Company's Condensed Consolidated Financial Statements for a further discussion related to disputed amounts and recent settlements.

       Cost of services is comprised primarily of leased transport, facility installation and usage charges. Cost of services increased to $27.3 million, or 51% of revenue, for the quarter ended March 31, 2002, from $19.2 million, or 50% of revenue, for the quarter ended March 31, 2001. The increase in cost of services was primarily a result of the increase in the size of US LEC's network and increased network usage by customers. The increase in cost of services as a percentage of revenue was due to the increase of end customer revenue as a percentage of total revenue, and its related cost of services.

         Selling, general and administrative expenses for the quarter ended March 31, 2002 increased to $25.9 million, or 48% of revenue, compared to $24.2 million, or 64% of revenue, for the quarter ended March 31, 2001. The increase in expenses were primarily a result of costs associated with developing and expanding the Company's customer base and includes expenses associated with personnel, sales and marketing, occupancy, administration and billing as well as legal expenses associated with litigation and regulatory issues.

         Depreciation and amortization for the three months ended March 31, 2002 increased to $10.6 million from $7.8 million for the comparable 2001 period. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital asset deployment related to US LEC's ongoing operations.

         Interest income for the three months ended March 31, 2002 was $0.3 million compared to $1.2 million for the three months ended March 31, 2001, this decrease was primarily due to declining interest rates as well as a decrease in cash balances. Interest expense for the three months ended March 31, 2002 was $2.2 million compared to interest expense of $3.2 million for the three months ended March 31, 2001. This decrease in interest expense was primarily due to declining interest rates on borrowings under the Company's credit facility, partially offset by increased borrowings (from $130 million to $150 million).

         For the three months ended March 31, 2002 and 2001, the Company did not record an income tax expense or benefit. For the three months ended March 31, 2002 and 2001, the income tax benefit, primarily created from operating losses, was offset by increases in the tax valuation allowance.

         Net loss for the three months ended March 31, 2002 amounted to $11.7 million. Dividends accrued on Series A Preferred Stock for the three months ended March 31, 2002 amounted to $3.3 million (see Note 6 to the Company's Condensed Consolidated Financial Statements for additional information). The accretion of preferred stock issuance cost for the three months ended March 31, 2002 amounted to $127.

         As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2002 amounted to $15.2 million, or ($0.58) per share (diluted) compared to net loss of $18.4 million, or ($0.66) per share (diluted) for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facility is subject to certain financial covenants, measured quarterly, the most significant of which relates to the achievement of increasing levels of revenue and earnings, and debt ratios. The Company was in compliance with these covenants as of the quarter ended March 31, 2002. Company management believes it will be in compliance with all quarterly financial covenants during 2002 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly 2002 targets of new customers, existing customer retention, customer usage, billing rates, gross margin and SG&A and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during 2002. Although there can be no assurances, Company management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders.

         US LEC's business is capital intensive and its operations require substantial capital expenditures for the expansion of and capacity additions to network switches, related electronic equipment and facilities. The Company's cash capital expenditures were $9.9 million and $15.9 million for the three months ended March 31 2002 and 2001, respectively. As of March 31, 2002, the outstanding amount under the Company's senior secured credit facility was $150.0 million. While management believes the $66.8 million in cash at March 31, 2002 will fund the Company's capital requirements into 2003, funding to free cash flow is likely to require additional financing.

         Cash used in operating activities decreased to $3.8 million for the three months ended March 31, 2002 from $20.1 million during the comparable period in 2001. The decrease in cash used in operating activities was primarily due to lower net operating losses and increases in working capital

         Cash used in investing activities decreased to $9.9 million for the three months ended March 31, 2002 from $15.9 million during the three months ended March 31, 2001. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements.

         Cash provided by financing activities increased to $0.1 million for the three months ended March 31, 2002 from $0.1 million cash used during the first three months of 2001. The increase was primarily due to the receipt of funds from the issuance of common stock during the first quarter of 2002 pursuant to the employee stock purchase plan and employee stock option plan and a decrease in debt issuance fees from the same period in the prior year.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2002, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

         US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers and from time to time claims are made by former employees alleging improper termination

Item 2. Changes in Securities and Use of Proceeds

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


                                       US LEC Corp.

                                       By: /s/ Michael K. Robinson
                                          ---------------------------
                                       May 15, 2002

                                            Michael K. Robinson
                                            Executive Vice President and Chief
                                            Financial Officer