Form 10-Q
period 2002-06-30
US LEC CORP
filed 2002-08-14
CIK 1054290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (___)
                                        ---
--------------------------------------------------------------------------------

As of August 14, 2002, there were 26,698,221 shares of Class A Common Stock outstanding.

                                  US LEC Corp.

                                Table of Contents
                                -----------------

                                                                                                           Page
                                                                                                           ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations - Three and six months ended
           June 30, 2002 and 2001                                                                            3

           Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                       4

           Condensed Consolidated Statements of Cash Flows - Six months ended June 30,
           2002 and 2001                                                                                     5

           Condensed Consolidated Statement of Stockholders' Deficiency - Six months ended
           June 30, 2002                                                                                     6

           Notes to Condensed Consolidated Financial Statements                                              7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                        15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       18

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              19

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                 19

SIGNATURES                                                                                                  21

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        US LEC Corp. and Subsidiaries
               Condensed Consolidated Statements of Operations
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                                             Three months ended            Six months ended
                                                                                  June 30,                      June 30,
                                                                              2002          2001          2002          2001
                                                                        --------------  ------------- ------------  -------------
   Revenue, Net                                                             $  58,801      $  43,051    $ 112,739      $  81,106
   Cost of Services                                                            28,851         21,911       56,134         41,082
                                                                        --------------  ------------- ------------  -------------

   Gross Margin                                                                29,950         21,140       56,605         40,024

   Selling, General and Administrative Expenses (Note 5)                       37,396         26,017       63,323         50,245
   Depreciation and Amortization                                               11,068          7,992       21,622         15,767
                                                                        --------------  ------------- ------------  -------------
   Loss from Operations                                                       (18,514)       (12,869)     (28,340)       (25,988)

   Other (Income) Expense
       Interest Income                                                           (242)          (712)        (574)        (1,960)
       Interest Expense                                                         2,188          2,901        4,421          6,129
                                                                        --------------  ------------- ------------  -------------

   Loss Before Income Taxes                                                   (20,460)       (15,058)     (32,187)       (30,157)

   Income Tax Benefit                                                               -              -            -              -
                                                                        --------------  ------------- ------------  -------------

   Net Loss                                                                   (20,460)       (15,058)     (32,187)       (30,157)

   Preferred Stock Dividends                                                    3,373          3,178        6,697          6,309
   Preferred Stock Accretion of Issuance Costs                                    129            122          256            242
                                                                        --------------  ------------- ------------  -------------

   Net Loss Attributable to Common Stockholders                             $ (23,962)     $ (18,358)   $ (39,140)     $ (36,708)
                                                                        ==============  ============= ============  =============
   Net Loss Per Common Share:
       Basic and Diluted                                                    $   (0.91)     $   (0.66)   $   (1.48)     $   (1.32)
                                                                        ==============  ============= ============  =============
   Weighted Average Number of Shares Outstanding:
       Basic and Diluted                                                       26,392         27,771       26,390         27,770
                                                                        ==============  ============= ============  =============

            See notes to condensed consolidated financial statements

                              US LEC Corp. and Subsidiaries
                          Condensed Consolidated Balance Sheets
                          (In Thousands, Except Per Share Data)

                                                                                        (Unaudited)
                                                                                          June 30,           December 31,
                                                                                            2002                 2001
                                                                                    -------------------   -------------------
 Assets
   Current Assets
      Cash and cash equivalents                                                     $            49,702   $            80,502
      Restricted cash                                                                             1,279                 1,300
      Accounts receivable (net of allowance of $22,375 and $12,263 at
         June 30, 2002 and December 31, 2001, respectively)                                      47,051                42,972
      Deferred income taxes                                                                       3,013                 1,840
      Prepaid expenses and other assets                                                           8,563                 9,030
                                                                                    -------------------   -------------------
         Total current assets                                                                   109,608               135,644
Property and Equipment, Net                                                                     186,531               188,436
Other Assets                                                                                      9,070                 9,233
                                                                                    -------------------   -------------------
Total Assets                                                                        $           305,209   $           333,313
                                                                                    ===================   ===================

Liabilities and Stockholders' Deficiency

   Current Liabilities
      Accounts payable                                                              $            12,261   $            10,747
      Accrued network costs                                                                      26,407                17,877
      Commissions payable                                                                         5,032                 6,679
      Accrued expenses - other                                                                   12,350                14,928
      Deferred revenue                                                                            6,865                 6,691
      Current portion of long-term debt                                                          23,438                18,750
                                                                                    -------------------   -------------------
         Total current liabilities                                                               86,353                75,672
                                                                                    -------------------   -------------------

Long-Term Debt                                                                                  121,875               131,250
Deferred income taxes                                                                             3,013                 1,840
Other Liabilities - Noncurrent                                                                    6,456                 5,721

Series A Redeemable Convertible Preferred Stock (see Note 6)                                    223,108               216,155

Stockholders' Deficiency

   Common stock-Class A, $.01 par value (122,925 authorized shares, 26,698 and
        26,388 outstanding at June 30, 2002 and December 31, 2001, respectively)                    267                   264
   Additional paid-in capital                                                                    77,048                76,421
   Accumulated Deficit                                                                         (211,917)             (172,777)
   Unearned compensation - stock options                                                           (994)               (1,233)
                                                                                    -------------------   -------------------
         Total stockholders'  deficiency                                                       (135,596)              (97,325)
                                                                                    -------------------   -------------------
Total Liabilities and Stockholders' Deficiency                                      $           305,209   $           333,313
                                                                                    ===================   ===================

            See notes to condensed consolidated financial statements

                         US LEC Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                        2002            2001
                                                                                  -------------     -------------
    Operating Activities
         Net Loss                                                                     $ (32,187)       $ (30,157)
                                                                                  -------------     ------------
         Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                  21,622           15,767
          Accounts receivable allowance                                                  10,112            1,776
          Deferred compensation                                                             239               91

          Changes in operating assets and liabilities:
             Accounts receivable                                                        (14,191)         (26,795)
             Prepaid expenses and other assets                                             (706)          (3,329)
             Other assets                                                                   (95)          (1,488)
             Accounts payable                                                             2,106            3,293
             Deferred revenue                                                               174            2,178
             Accrued network costs                                                        8,531            4,147
             Customer commissions payable                                                (1,647)           1,755
             Accrued expenses - other                                                    (1,686)             710
                                                                                  -------------     ------------
                       Total adjustments                                                 24,459           (1,895)
                                                                                  -------------     ------------
                       Net cash used in operating activities                             (7,728)         (32,052)
                                                                                  -------------     ------------

    Investing Activities
         Purchase of property and equipment                                             (18,910)         (23,727)
         Redemption of certificate of deposits and restricted cash                           21
                                                                                  -------------     ------------
                       Net cash used in investing activities                            (18,889)         (23,727)
                                                                                  -------------     ------------

    Financing Activities
         Proceeds from long-term debt                                                                     20,000
         Payment on long-term debt                                                       (4,688)
         Payment of loan fees                                                              (127)             (55)
         Cost of recapitalization                                                                           (191)
         Issuance of common shares                                                          632              677
                                                                                  -------------     ------------
                       Net cash provided (used) by financing activities                  (4,183)          20,431
                                                                                  -------------     ------------

    Net Decrease in Cash and Cash Equivalents                                           (30,800)         (35,348)

    Cash and Cash Equivalents, Beginning of Period                                       80,502          105,821
                                                                                  -------------     ------------

    Cash and Cash Equivalents, End of Period                                          $  49,702        $  70,473
                                                                                  =============     ============

    Supplemental Cash Flow Disclosures
         Cash Paid for Interest                                                       $   4,675        $   6,234
                                                                                  =============     ============

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
          Condensed Consolidated Statement of Stockholders' Deficiency
                     For the Six Months Ended June 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                       Class A       Additional      Accumulated    Unearned
                                                     Common Stock  Paid-in Capital     Deficit    Compensation     Total
                                                     ------------  ---------------   -----------  ------------  ----------
Balance, December 31, 2001                           $        264  $        76,421   $ (172,777)  $    (1,233)  $  (97,325)
  Exercise of stock options and warrants                        -                1            -             -            1
  Issuance of Employee Stock Purchase Plan Stock                3              626            -             -           629
  Unearned Compensation - Stock Options                         -                -            -           239          239
  Preferred Stock Dividends                                     -                -       (6,697)            -       (6,697)
  Accretion of Preferred Stock Issuance Fees                                               (256)            -         (256)
  Net Loss                                                      -                -      (32,187)            -      (32,187)
                                                     ------------  ---------------   -----------  ------------  ----------
Balance, June 30, 2002                               $        267  $        77,048   $ (211,917)  $      (994)  $ (135,596)
                                                     ============  ===============   ===========  ============  ==========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)



1.  Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC.

         Revenue Recognition - The Company recognizes revenue on telecommunications, data and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of an arrangement exists,
(2) services have been rendered, (3) seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network. To date, a majority of our reciprocal compensation revenue has been generated from traffic originated by customers of BellSouth Telecommunications, Inc. ("BellSouth") and Verizon Communications Inc. ("Verizon"). The billing, payment and other arrangements for this reciprocal compensation are governed by interconnection agreements the Company has with BellSouth and Verizon as well as orders of the Federal Communications Commission (the "FCC") and the public utility commissions (the "PUCs") of states where we operate. Revenues are recorded net of amounts that are due to a customer or outside sales agent pursuant to each respective telecommunications service contract. Early termination fees and certain other charges are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned.

         The Company defers installation revenue from contracts with end customers and with other carriers. The Company is amortizing this revenue over the average life of the related contracts.

         Cost of Services - The Company defers installation charges from incumbent local exchange carriers ("ILECs"), such as BellSouth and Verizon, related to new customer contracts associated with network and end customer facilities. The Company is amortizing these costs over the average life of the related contracts.

         The Company's cost of services is comprised primarily of two types of charges: leased transport charges, including facility installation, which comprise approximately three-quarters of the Company's cost of services, and usage sensitive charges, which comprise approximately one-quarter of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to the Company-owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of usage charges associated with the Company's off-net toll, toll-free services, access and reciprocal compensation owed to other carriers.

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

         The Company capitalizes certain payroll related costs in accordance with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

         Long-Lived Assets - The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Determination of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with the net carrying value of the associated asset group. An impairment loss would be recognized as the amount by which the carrying value of the asset group exceeds their fair value.

         Accrued Network Costs - Accrued network costs include management's estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for the period for which vendor invoices have not yet been received by the Company as well as invoices received by the Company for those charges that have not yet been paid. Management's estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company's financial statements.

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

         Concentration of Risk - The Company is exposed to concentration of credit risk principally from trade accounts receivable due from end customers and carriers. The Company's end customers are located primarily in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company's most significant trade receivables are from large telecommunications carriers. See Note 7 for additional discussion of risks and uncertainties.

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

         Effect of Recent Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No.121, "Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions, expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted effective January 1, 2002, the adoption did not have a material effect on the Company's financial statements.

2.  Restricted Cash

         The restricted cash balance as of June 30, 2002 and December 31, 2001 currently serves as collateral for letters of credit related to certain office leases. Restricted cash is utilized to secure the Company's performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

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

5.  Long-Term Debt

         The Company's senior secured loan agreement, as amended, is comprised of (i) a $125,000 credit facility that converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility that matures in December 2005. The Company made its first amortization payment under the term loan on April 1, 2002 in the amount of $4,688. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate ("LIBOR"), plus a specified margin. The amount outstanding under the credit facility at June 30, 2002 was $145,313, of which

$23,438 is classified as current on the Company's condensed consolidated balance sheet. Advances under the agreement as of June 30, 2002 bear interest at an average annual rate of 5.96%.

         The Company's credit facility agreement contains certain financial covenants, measured quarterly, the most significant of which relate to the achievement of increasing levels of revenue and earnings and maintenance of specified debt ratios. The Company was in compliance with these covenants as of the quarter ended June 30, 2002 prior to establishing an additional provision of $9,500 for doubtful accounts related to the bankruptcy filing of WorldCom, Inc. and its subsidiaries ("WorldCom"). After recording this additional provision related to WorldCom, the Company was not in compliance with its minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. The Company received a waiver of compliance with its quarterly EBITDA financial covenant for the quarter ended June 30, 2002. Management believes that the Company will be in compliance with all quarterly financial covenants during the remainder of 2002 based upon projected operating results and a commitment from its lenders to amend prospective financial covenants consistent with these projected operating results. These projected operating results are dependent upon the Company meeting quarterly targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general and administrative costs, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during the remainder of 2002. Although there can be no assurances, management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit facility to certain remedies including acceleration of debt repayment.

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

6.  Series A Mandatorily Redeemable Convertible Preferred Stock

         On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common stockholders. As of June 30, 2002, the Company had issued and accrued $28,265 in shares of Series A Preferred Stock as dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. The holders of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010.

         The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against retained earnings (deficit) over the life of the agreement. For the six months ended June 30, 2002, the Company accreted $256 of these costs. As of June 30, 2002, the Company had $5,157 in issuance costs netted with Series A Preferred Stock on its condensed consolidated balance sheet.

7.  Uncertainties and Contingencies

         The deregulation of the telecommunications industry, the implementation of the Telecom Act on February 8, 1996 and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of its operations.

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

         If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company. For further discussion of the

Remand Order, see "Business-Regulation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K").

     On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the "Settlement Agreement") by which the Company and BellSouth resolved outstanding reciprocal compensation receivables in the various states in which both of us operate and other past payments. BellSouth agreed to pay US LEC approximately $31,000, in addition to approximately $10,000 it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future, which are in the process of being implemented. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order.

     In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission ("VSCC") and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company's filing a complaint against Verizon at the FCC, and in a separate, but related, case, the FCC held that the contract with Verizon (that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision is on appeal. In June 2002, Verizon filed a complaint against the Company in the United States District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company has moved to dismiss Verizon's complaint based on, among other things, that the FCC's reasoning in the prior Virginia case is based on the Remand Order, which subsequently was the subject of the Second Remand. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute will be resolved or whether the Company will ultimately be successful.

     Disputed Access Revenues - A number of inter-exchange carriers ("IXCs") have refused to pay access charges to competitive local exchange carriers ("CLECs"), including the Company, alleging that the access charges exceed the rates charged by the ILEC, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

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

     Due to the recent federal bankruptcy filing by WorldCom, the Company established an additional provision of $9,500 for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. The Company is pursuing its claim for the payment of all outstanding charges in the WorldCom bankruptcy proceeding, but is fully reserved for the amount due from WorldCom as of June 30, 2002.

     In light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues billed by the Company. Such events, in the aggregate, could have an adverse effect on the Company's performance in future periods. The Company is unable to predict such events at this time.

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

     Interconnection Agreements with ILECs - The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently initiated interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

8. Stockholders' Equity

     Stock Options - The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 5,000 shares. As of June 30, 2002, the Company had granted stock options, net of forfeitures, to purchase an aggregate of 4,010 shares of Class A Common Stock under the Plan. In addition, in December 2001 the Company granted the Company's

Chief Executive Officer an option to purchase 550 shares of Class A Common Stock outside the Plan.

     Employee Stock Purchase Plan - The Company established an Employee Stock Purchase Plan (the "ESPP") in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 2,000 shares. As of June 30, 2002, the Company had issued 1,036 shares under the ESPP.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties as to the stability of other telecommunication carriers, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, and the possibility of adverse decisions related to reciprocal compensation and access charges owed to the Company by other carriers. These and other applicable risks are summarized in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2001, and in other reports which are on file with the Securities and Exchange Commission (the "SEC").

OVERVIEW

         US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance voice services, toll free services, frame relay, high speed Internet, ATM and web hosting. The Company primarily serves telecommunication-intensive business customers including hotels, universities, financial institutions, professional service firms, hospitals, and Internet service providers ("ISPs"). US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers service to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, New Jersey, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide local and long distance telecommunication services in Indiana, Delaware, New York, Ohio, Texas, Connecticut and Massachusetts and provides selected services in these markets. As of June 30, 2002, US LEC's network was comprised of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches, 25 Lucent CBX500 ATM data switches and four Juniper M20 (TM) Internet Gateway routers that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 Compared With The Three and Six Months Ended June 30, 2001

         Net revenue increased to $58.8 million for the quarter ended June 30, 2002 from $43.1 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, revenue was $112.7 million and $81.1 million, respectively. More than 90% of the Company's net revenue is currently derived from two sources - end users and intercarrier compensation. Less than 10% of the Company's net revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Wholesale revenue is revenue charged to other telecommunications carriers for the termination of telecommunications traffic, but does not include reciprocal compensation or access charges. End customer revenue represented approximately 60% of total net revenue during the quarter ended June 30, 2002, compared to 58% in the quarter ended March 31, 2002, and 50% in the quarter ended June 30, 2001. This shift is the result of growth in end customer revenue and a reduction of intercarrier rates for reciprocal compensation and access revenue billed to other carriers. See Note 7 to the Company's condensed consolidated financial statements for a further discussion related to disputed amounts of intercarrier compensation and recent settlements regarding intercarrier transactions.

     Cost of services is comprised primarily of leased transport (including facility installation) and usage charges. Cost of services increased to $28.9 million, or 49% of revenue, for the quarter ended June 30, 2002, from $21.9 million, or 51% of revenue, for the quarter ended June 30, 2001. For the six months ended June 30, 2002, and June 30, 2001, cost of services increased to $56.1 million, or 50% of revenue, from $41.1 million, or 51% of revenue. The decrease in cost of services as a percentage of revenue was primarily a result of continued growth of access and reciprocal compensation revenue and cost reduction efforts completed by the Company. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of services being a significant component of total costs. Management believes that this strategy has several benefits, including faster time-to-market, more efficient asset utilization, and diverse interconnection opportunities. The Company has to date been successful in negotiating lease agreements, generally, which either match in the aggregate the duration of its customer contracts or are not circuit specific, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers.

     Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2002 increased to $37.4 million, or 64% of revenue, compared to $26.0 million, or 60% of revenue, for the quarter ended June 30, 2001. These expenses increased to $63.3 million, or 56% of revenue, for the first six months of 2002, compared to $50.2 million, or 62% of revenue, for the first six months of 2001. The increase in SG&A expenses were primarily a result of an additional provision for doubtful accounts of $9.5 million due to the bankruptcy filing of WorldCom, Inc. and its subsidiaries ("WorldCom") recorded in the second quarter of 2002. Additional increases in costs were for costs associated with developing and expanding the Company's customer base such as personnel, sales and marketing, occupancy, administration and billing, and higher legal expenses associated with litigation and regulatory issues. Excluding the additional provision for doubtful accounts of $9.5 million related to WorldCom's bankruptcy, SG&A for the quarter ended June 30, 2002 was $27.9 million or 47% of revenue compared to 60% in the second quarter of 2001.

     Depreciation and amortization for the quarter ended June 30, 2002 increased to $11.1 million from $8.0 million for the comparable 2001 period. For the first six months ended June 30, 2002, depreciation and amortization increased to $21.6 million from $15.8 million for the comparable period of 2001. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network. The Company's network build out was completed in 2001. As a result, future capital expenditures will decrease as additions will be determined by the growth of customers.

     Interest income for the three and six months ended June 30, 2002 was $0.2 million and $0.6 million, respectively, compared to $0.7 million and $2.0 million, respectively, for the three and six months ended June 30, 2001. This decrease was primarily due to declining interest rates as well as a decrease in cash and cash equivalent balances. Interest expense for the three and six months ended June 30, 2002 was $2.2 million and $4.4 million, respectively, compared to interest expense of $2.9 million and $6.1 million for the three months and six ended June 30, 2001, respectively. This decrease in interest expense was primarily due to declining interest rates on borrowings under the Company's credit facility as well as a decreased debt balance resulting from the $4.7 million paydown in April 2002.

     For the three months and six months ended June 30, 2002 and 2001, the Company did not record an income tax expense or benefit. For these periods, the deferred tax asset, primarily created from operating losses, was offset by increases in the tax valuation allowance.

     Net loss for the three and six months ended June 30, 2002 amounted to $20.5 million and $32.2 million, respectively. Dividends accrued on Series A Preferred Stock for the three and six months ended June 30, 2002 amounted to $3.4 million and $6.7 million, respectively (see Note 6 to the Company's condensed consolidated financial statements for additional information). The accretion of preferred stock issuance cost for the three and six months ended June 30, 2002 amounted to $129 and $256, respectively.

     As a result of the foregoing, net loss attributable to common stockholders for the three months ended June 30, 2002 amounted to $24.0 million, or ($0.91) per share (diluted) compared to net loss of $18.4 million, or ($0.66) per share (diluted) for the three months ended June 30, 2001. For the six months ended June 30, 2002, net loss attributable to common stockholders was $39.1 million, or ($1.48) per share (diluted), compared to a net loss attributable to common stockholders for the six months ended June 30, 2001, of $36.7 million, or ($1.32) per share (diluted).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facility agreement contains certain financial covenants, measured quarterly, the most significant of which relate to the achievement of increasing levels of revenue and earnings and maintenance of specified debt ratios. The Company was in compliance with these covenants as of the quarter ended June 30, 2002 prior to establishing an additional provision of $9,500 for doubtful accounts related to the bankruptcy filing of WorldCom, Inc. and its subsidiaries ("WorldCom"). After recording this additional provision related to WorldCom, the Company was not in compliance with its minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. The Company received a waiver of compliance with its quarterly EBITDA financial covenant for the quarter ended June 30, 2002. Management believes that the Company will be in compliance with all quarterly financial covenants during the remainder of 2002 based upon projected operating results and a commitment from its lenders to amend prospective financial covenants consistent with these projected operating results. These projected operating results are dependent upon the Company meeting quarterly targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general and administrative costs, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met during the remainder of 2002. Although there can be no assurances, management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit facility to certain remedies including acceleration of debt repayment.

The following table provides a summary of our contractual obligations and commerical commitments as of June 30, 2002.

                                                                             Payments Due by Period
                                                         -------------------------------------------------------------

                                                         Less than           1-3              4-5            After 5
Contractual Obligations                     Total          1 year           years            years            years
                                         -----------     ----------      -----------      -----------      -----------
Long-term debt                           $   145,313     $   23,438      $   106,250      $    15,625      $         -
Operating leases                              50,404          7,546           18,538           10,422           13,898
                                         -----------     ----------      -----------      -----------      -----------

Total contractual cash obligations       $   195,717     $   30,984      $   124,788      $    26,047      $    13,898
                                         ===========     ==========      ===========      ===========      ===========


     As of June 30, 2002, the outstanding amount under the Company's senior secured credit facility was $145.3 million and there was no additional availability under this credit facility.

While management believes the $49.7 million in cash at June 30, 2002 will fund the Company's operating, investing and financing activities through June 2003, funding beyond that point is highly likely to require additional financing. The Company is aggressively pursuing all options to obtain additional financing and improve liquidity. These options include, but are not limited to, raising additional equity, restructuring the existing amortization of the current credit facility, obtaining vendor financing and continued improvement of operating results and working capital management. There can be no assurance that the Company will be successful in its pursuit of any of these options.

     Cash used in operating activities decreased to $7.7 million for the six months ended June 30, 2002 from $32.1 million during the comparable period in 2001. The decrease in cash used in operating activities was primarily due to lower operating losses net of non-cash charges and decreases in cash used for working capital.

     Cash used in investing activities decreased to $18.9 million for the six months ended June 30, 2002 from $23.7 million during the six months ended June 30, 2001. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements. The decrease in cash used was the result of the completion of our network expansion in 2001 and current capital expenditures being growth based.

     Cash used by financing activities increased to $4.2 million for the six months ended June 30, 2002 from $20.4 million of cash provided during the first six months of 2001. The increase in cash used by financing activities was primarily due to a $4.7 million repayment of borrowings during the second quarter of 2002, whereas cash provided during the first six months of 2001 was primarily due to proceeds from borrowings. The Company made an additional scheduled amortization debt payment of $4.7 million on July 1, 2002.

Uncertainties and Contingencies

     The Company's receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolution of disputes with carriers over reciprocal compensation and access revenue. For further discussion, see Note 7 to the Company's condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2002, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         US LEC is not currently a part to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended June 30, 2002, see Note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of US LEC Corp. was held on May 7, 2002. At the annual meeting, one matter was considered, acted upon and approved: the election of five Class A Directors, and two Series A Preferred Stock Directors to a one-year term and until their successors are duly elected and qualified.

         Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                                   Votes
                                                       -------------------------------
      Nominee                         Class of Stock       For      Withheld Authority
----------------------------------- ------------------ -----------  ------------------

Class A Directors:

  Richard T. Aab                    Class A             24,297,596          1,076,977
                                    Series A Preferred   6,652,283                  -
                                                       -------------------------------
                                                        30,949,879          1,076,977

  David M. Flaum                    Class A             25,208,373            166,200
                                    Series A Preferred   6,652,283                  -
                                                       -------------------------------
                                                        31,860,656            166,200

  Tansukh V. Ganatra                Class A             25,157,479            217,094
                                    Series A Preferred   6,652,283                  -
                                                       -------------------------------
                                                        31,809,762            217,094

  Francis J. Jules                  Class A             24,289,807          1,084,766
                                    Series A Preferred   6,652,283                  -
                                                       -------------------------------
                                                        30,942,090          1,084,766


  Steven L. Schoonover              Class A             25,235,573            139,000
                                    Series A Preferred   6,652,283                  -
                                                       -------------------------------
                                                        31,887,856            139,000

Series A Preferred Stock Directors:

  Anthony J. DiNovi                 Series A Preferred   6,652,283                  -
  Michael A. Krupka                 Series A Preferred   6,652,283                  -

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 Exhibit No.                    Description
                 -----------                    -----------

                    11.1 Statement Regarding Computation of Earnings per Share/(1)/

                    99.1 Section 906 of Sarbanes-Oxley Act Certification by Chief Executive Officer

                    99.2 Section 906 of Sarbanes-Oxley Act Certification by Chief Financial Officer

                    /(1)/ Incorporated by reference to the company's condensed consolidated statements of operations appearing in
                          Part I of this report.

         (b) No Current Reports on Form 8-k were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 US LEC Corp.

                                 By: /s/ Michael K. Robinson
                                    -----------------------------
                                      Michael K. Robinson
                                    Executive Vice President and
                                      Chief Financial Officer

August 14, 2002