Form 10-Q
period 2002-09-30
US LEC CORP
filed 2002-11-14
CIK 1054290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                For the quarterly period ended September 30, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (_)
                                        ---
--------------------------------------------------------------------------------


As of November 14, 2002, there were 26,698,221 shares of Class A Common Stock outstanding.

                                  US LEC Corp.

                                Table of Contents
                                -----------------

                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations - Three and nine months ended
          September 30, 2002 and 2001                                                                   3

          Condensed Consolidated Balance Sheets - September 30, 2002 and
          December 31, 2001                                                                             4

          Condensed Consolidated Statements of Cash Flows - Nine months ended
          September 30, 2002 and 2001                                                                   5

          Condensed Consolidated Statement of Stockholders' Deficiency - Nine months ended
          September 30, 2002                                                                            6

          Notes to Condensed Consolidated Financial Statements                                          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   20

ITEM 4.   CONTROLS AND PROCEDURES                                                                      20


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                            20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                             20


SIGNATURES                                                                                             21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three months ended    Nine months ended
                                                            September 30,        September 30,
                                                           2002      2001       2002        2001
                                                       ----------  ---------  ---------  ---------

Revenue, Net                                           $  63,892   $  45,982  $ 176,630  $ 127,089
Cost of Services (exclusive of depreciation shown
   separately below)                                      30,404      23,276     86,537     64,358
                                                       ---------   ---------  ---------  ---------
Gross Margin                                              33,488      22,706     90,093     62,731

Selling, General and Administrative Expenses (Note 8)     29,538      31,045     92,861     81,291
Depreciation and Amortization                             11,291       8,752     32,913     24,520
                                                       ---------   ---------  ---------  ---------
Loss from Operations                                      (7,341)    (17,091)   (35,681)   (43,080)

Other (Income) Expense
   Interest Income                                          (174)       (654)      (748)    (2,614)
   Interest Expense                                        2,117       2,985      6,538      9,113
                                                       ---------   ---------  ---------  ---------
Loss Before Income Taxes                                  (9,284)    (19,422)   (41,471)   (49,579)

Income Tax Benefit                                             -           -          -          -
                                                       ---------   ---------  ---------  ---------

Net Loss                                                  (9,284)    (19,422)   (41,471)   (49,579)

Preferred Stock Dividends                                  3,424       3,226     10,121      9,536
Preferred Stock Accretion of Issuance Costs                  131         124        387        365
                                                       ---------   ---------  ---------  ---------
Net Loss Attributable to Common Stockholders           $ (12,839)  $ (22,772) $ (51,979) $ (59,480)
                                                       =========   =========  =========  =========

Net Loss Per Common Share:
    Basic and Diluted                                  $   (0.48)  $   (0.85) $   (1.96) $   (2.17)
                                                       =========   =========  =========  =========
Weighted Average Number of Shares Outstanding:
    Basic and Diluted                                     26,698      26,846     26,494     27,458
                                                       =========   =========  =========  =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In Thousands, Except Per Share Data)

                                                                        (Unaudited)
                                                                        September 30,  December 31,
                                                                            2002            2001
                                                                       -------------   ------------
Assets

   Current Assets
     Cash and cash equivalents                                           $  32,349        $ 80,502
     Restricted cash                                                         1,279           1,300
     Accounts receivable (net of allowance of $22,509 and $12,263
        at September 30, 2002 and December 31, 2001, respectively)          56,363          42,972
     Deferred income taxes                                                   3,081           1,840
     Prepaid expenses and other assets                                       9,396           9,030
                                                                         ---------        --------

         Total current assets                                              102,468         135,644

Property and Equipment, Net                                                181,644         188,436
Other Assets                                                                 9,301           9,233
                                                                         ---------        --------
Total Assets                                                             $ 293,413        $333,313
                                                                         =========        ========
Liabilities and Stockholders' Deficiency

   Current Liabilities
      Accounts payable                                                   $  10,333        $ 10,747
      Accrued network costs                                                 25,184          17,877
      Commissions payable                                                    7,273           6,679
      Accrued expenses - other                                              14,527          14,928
      Deferred revenue                                                       7,552           6,691
      Current portion of long-term debt                                     23,438          18,750
                                                                         ---------        --------
         Total current liabilities                                          88,307          75,672
                                                                         ---------        --------
Long-Term Debt                                                             117,188         131,250
Deferred income taxes                                                        3,081           1,840
Other Liabilities - Noncurrent                                               6,512           5,721

Series A Redeemable Convertible Preferred Stock (Note 7)                   226,663         216,155

Stockholders' Deficiency
   Common stock-Class A, $.01 par value (122,925 authorized
     shares, 26,698 and 26,388 outstanding at September 30, 2002
        and December 31, 2001, respectively)                                   267             264
   Additional paid-in capital                                               77,043          76,421
   Accumulated Deficit                                                    (224,756)       (172,777)
   Unearned compensation - stock options                                      (892)         (1,233)
                                                                         ---------        --------
         Total stockholders' deficiency                                   (148,338)        (97,325)
                                                                         ---------        --------
Total Liabilities and Stockholders' Deficiency                           $ 293,413        $333,313
                                                                         =========        ========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                         2002                2001
                                                                                                      ----------          ----------
    Operating Activities
         Net Loss                                                                                     $ (41,471)          $ (49,579)
                                                                                                      ---------           ---------
         Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                               32,913              24,520
             Provision for doubtful accounts                                                             12,980             (36,445)
             Deferred compensation                                                                          339                 130

             Changes in operating assets and liabilities:
                  Accounts receivable                                                                   (26,372)             24,562
                  Prepaid expenses and other assets                                                      (1,723)             (6,371)
                  Other assets                                                                             (275)             (2,981)
                  Accounts payable                                                                        1,258                 940
                  Deferred revenue                                                                          860               3,517
                  Accrued network costs                                                                   7,307              12,890
                  Commissions payable                                                                       594              (3,432)
                  Accrued expenses - other                                                                  769              10,145
                                                                                                      ---------           ---------
                      Total adjustments                                                                  28,650              27,475
                                                                                                      ---------           ---------
                      Net cash used in operating activities                                             (12,821)            (22,104)
                                                                                                      ---------           ---------
    Investing Activities
         Purchase of property and equipment                                                             (26,095)            (34,253)
         Redemption of certificate of deposits and restricted cash                                           21
                                                                                                      ---------           ---------
                      Net cash used in investing activities                                             (26,074)            (34,253)
                                                                                                      ---------           ---------
    Financing Activities
         Proceeds from long-term debt                                                                         -              20,000
         Payments on long-term debt                                                                      (9,375)                  -
         Payment of loan fees                                                                              (510)                (56)
         Cost of recapitalization                                                                             -                (269)
         Issuance of common shares                                                                          627                 677
                                                                                                      ---------           ---------
                      Net cash (used)/provided by financing activities                                   (9,258)             20,352
                                                                                                      ---------           ---------
    Net Decrease in Cash and Cash Equivalents                                                           (48,153)            (36,005)
    Cash and Cash Equivalents, Beginning of Period                                                       80,502             105,821
                                                                                                      ---------           ---------
    Cash and Cash Equivalents, End of Period                                                          $  32,349           $  69,816
                                                                                                      =========           =========
    Supplemental Cash Flow Disclosures
         Cash Paid for Interest                                                                       $   7,028           $   7,449
                                                                                                      =========           =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
          Condensed Consolidated Statement of Stockholders' Deficiency
                  For the Nine Months Ended September 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                        Class A           Additional       Accumulated    Unearned
                                                      Common Stock     Paid-in Capital       Deficit     Compensation      Total
                                                     --------------   -----------------   ------------- --------------  -----------
Balance, December 31, 2001                              $     264           $  76,421      $(172,777)     $  (1,233)     $ (97,325)
     Exercise of stock options and warrants                     -                   2              -              -              2
     Issuance of ESPP Stock                                     3                 622              -                           625
     Unearned Compensation - Stock Options                      -                  (2)             -            341            339
     Preferred Stock Dividends                                  -                   -        (10,121)             -        (10,121)
     Accretion of Preferred Stock Issuance Fees                                                 (387)             -           (387)
     Net Loss                                                   -                   -        (41,471)             -        (41,471)
                                                        ---------           ---------      ---------      ---------      ---------
Balance, September 30, 2002                             $     267           $  77,043      $(224,756)     $    (892)     $(148,338)
                                                        =========           =========      =========      =========      =========

            See notes to condensed consolidated financial statements

                          US LEC Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

1.   Basis of Presentation and Continuity of Operations

       The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries ("US LEC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC.

       Although the Company has experienced recent operating losses, quarterly losses have been decreasing and earnings from operations before depreciation and amortization were positive in the 3rd quarter of 2002. Recent quarterly results have also evidenced increasing revenue, particularly in end-customer revenue, growth in the number of customers and in other operating metrics. Management has focused the Company's operating strategy on continuing to grow end-customers, improving the efficiency of its network operations and in controlling administrative costs and capital expenditures. As of September 30, 2002 the Company had $32 million in cash. Management believes this will fund the Company's operating, investing and financing activities into the 3rd quarter of 2003. The Company is aggressively pursuing several options to obtain additional financing and improve liquidity to fund its cash requirements beyond the 3rd quarter of 2003. These options include, but are not limited to, issuing additional equity or debt securities, restructuring the existing amortization of the current credit facility, obtaining vendor financing and working capital management. Management is forecasting that with the achievement of both its operating and financing strategies the Company would expect to generate sufficient cash from operations to meet cash obligations as they come due. Although management believes it will be successful in achieving this goal, there can be no assurances. Failure to achieve the Company's operating and financing strategies would have a material adverse effect on the Company.

2.   Significant Accounting Policies

       Revenue Recognition - The Company recognizes revenue on telecommunications, data and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of an arrangement exists,
(2) services have been rendered, (3) seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Reciprocal compensation that is recorded as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier's network. To date, a majority of our reciprocal compensation revenue has been generated from traffic originated by customers of BellSouth Telecommunications, Inc. ("BellSouth") and Verizon Communications Inc. ("Verizon"). The billing, payment and other arrangements for this reciprocal compensation are governed by interconnection agreements the Company has with BellSouth and Verizon as well as orders of the Federal Communications Commission (the "FCC") and the public utility commissions (the "PUCs") of states where we operate. Revenues are recorded net of amounts that are due to a customer or outside sales agent pursuant to each respective telecommunications service contract. Early termination fees and certain other charges are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned.

       The Company defers revenue associated with installation costs from contracts with end customers and with other carriers and amortizes this revenue over the estimated average life of the related contracts.

       Cost of Services - The Company defers installation charges from incumbent local exchange carriers ("ILECs"), such as BellSouth and Verizon, related to new customer contracts associated with network and end customer facilities. The Company is amortizing these costs over the average life of the related contracts.

       The Company's cost of services is comprised primarily of two types of charges: leased transport charges, including facility installation, which comprise approximately 80% of the Company's cost of services, and usage sensitive charges, which comprise approximately 20% of the Company's cost of services. The Company's leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company's customers to the Company-owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its "smart-build" strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of usage charges associated with the Company's off-net toll, toll-free services, access charges and reciprocal compensation owed to other carriers.

       Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

       Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements as noted below.

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

       Accrued Network Costs - Accrued network costs include management's estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for the period for which vendor invoices have not yet been received by the Company as well as invoices received by the Company for those charges that have not yet been paid. Management's estimate is developed from the number of lines and facilities in service, minutes of use and contractual and tarriffed rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company's financial statements.

       Debt Issuance Cost - The Company capitalizes loan fees associated with securing long-term debt and amortizes such deferred loan fees over the term of the debt agreement. The Company has deferred loan fees recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement.

       Fair Value of Financial Instruments - Management believes the fair value of the Company's financial instruments, including cash equivalents, restricted cash, accounts receivables, and accounts payable, approximate their carrying value. In addition, because the long-term debt consists of variable rate instruments, its carrying values approximate fair value.

       Concentration of Risk - The Company is exposed to concentration of credit risk principally from trade accounts receivable due from end customers and carriers. The Company's end customers are located primarily in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company's most significant trade receivables are from large telecommunications carriers, see Note 8 for additional discussion of risks and uncertainties associated with them.

       The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements with these suppliers for all states in which it operates.

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

       Effect of Recent Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No.121, "Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions, also expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted effective January 1, 2002, the adoption did not have a material effect on the Company's financial statements.

3.   Restricted Cash

       The restricted cash balance as of September 30, 2002 and December 31, 2001 currently serves as collateral for letters of credit related to certain office leases. Restricted cash is utilized to secure the Company's performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

4.   Net Loss Per Common and Common Equivalent Share

       Net loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends and the accretion of preferred stock issuance costs, divided by the weighted average number of common shares outstanding during the period. Outstanding options and warrants are not included in the calculation of dilutive earnings per common share because they are anti-dilutive.

5.   Income Taxes

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

6.   Long-Term Debt

       The Company's senior secured loan agreement, as amended, is comprised of
(i) a $125,000 credit facility that converted into a six-year term loan as of June 30, 2001 and (ii) a $25,000 revolving credit facility that matures in December 2005. As of September 30, 2002, the outstanding amount under the Company's senior secured credit facility was $140.6 million and there was no additional availability under this credit facility. The principal amount of the term loan is repayable in quarterly installments of $4,687 in 2002 and 2003, quarterly installments of $6,250 in 2004, quarterly installments of $7,813 in 2005 and 2006. The Company made its third amortization payment under the term loan on October 1, 2002 in the amount of $4,687. The interest rate for the facility is a floating rate based, at the Company's option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate ("LIBOR"), plus a specified margin. The amount outstanding under the credit facility at September 30, 2002 was $140,626, of which $23,438 is classified as current on the Company's condensed consolidated balance sheet. Advances under the agreement as of September 30, 2002 bear interest currently at an average effective annual rate of 5.84%.

       In September 2002, the Company and its lenders amended its senior secured loan agreement. The amended agreement revised financial covenants, measured quarterly, the most significant of which relate to the achievement of increasing levels of revenue and earnings as well as certain levels of capital expenditures and cash. At June 30, 2002 the Company was not in compliance with its quarterly minimum EBITDA covenant after establishing an additional provision of $9,500 related to the bankruptcy filing of WorldCom, Inc. and its subsidiaries ("WorldCom") and received a waiver from its lenders. The Company was in compliance with the amended covenants as of the quarter ended September 30, 2002 and management believes that the Company will be in compliance with all quarterly financial covenants for a period at least through September 2003 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general and administrative costs, and as a result involve some degree of uncertainty.

       While management believes the $32.3 million in cash at September 30, 2002 will fund the Company's operating, investing and financing activities into the third quarter of 2003, funding beyond that point will require an amendment of the senior secured credit facility and/or additional financing. The Company is aggressively pursuing all options to obtain additional financing and improve liquidity. These options include, but are not limited to, issuing additional equity or debt securities, restructuring the existing amortization of the current credit facility, obtaining vendor financing and continued improvement of operating results, cost control efforts and working capital management. There can be no assurance that the Company will be successful in its pursuit of any of these options.

       The credit facility is secured by a pledge of the capital stock of the Company's principal operating subsidiaries and a security interest in a substantial portion of the Company's and its operating subsidiaries' equipment, receivables, leasehold improvements and general intangibles. Proceeds from the credit facility have been used to fund capital expenditures and working capital requirements and for other general corporate purposes.

7.   Series A Mandatorily Redeemable Convertible Preferred Stock

       On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Bain Capital, Inc. ("Bain") and Thomas H. Lee Partners, L.P. ("THL"). Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at US LEC's option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common stockholders. As of September 30, 2002, the Company had issued and accrued $31,689 in shares of Series A Preferred Stock as dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash equal to $1,000 per share plus all accrued and unpaid dividends on such shares. The holders of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of Class A Common Stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of Class A Common Stock on the redemption date is also at least 150% of the then effective conversion price. The effective conversion price at September 30, 2002 was approximately $33 per share of Class A Common Stock. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010.

       The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against retained earnings (deficit) over the life of the agreement. For the nine months ended September 30, 2002, the Company accreted $387 of these costs. As of September 30, 2002, the Company had $5,026 in issuance costs netted with Series A Preferred Stock on its condensed consolidated balance sheet.

8.   Uncertainties and Contingencies

       The deregulation of the telecommunications industry, the implementation of the Telecom Act on February 8, 1996 and the distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, access rates applicable to different categories of traffic such as traffic originating from or terminating to cellular or wireless users and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company's financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below.

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

       If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company's future operations. For further discussion of the Remand Order, see "Business-Regulation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K").

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

       Due to the federal bankruptcy filing by WorldCom, during the quarter ended June 30, 2002, the Company established an additional provision of $9,500 for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. The Company is pursuing its claim for the payment of all outstanding charges in the WorldCom bankruptcy proceeding, but is fully reserved for the amount due from WorldCom as of July 21, 2002 (the date WorldCom filed for bankruptcy protection).

       On September 18, 2002, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC's petition. After US LEC filed its petition with the FCC, ITC/\DeltaCom Communications, Inc. ("ITC") filed a lawsuit in the United States District Court for the Northern District of Georgia against US LEC and a number of its operating subsidiaries. ITC's complaint alleges that in an effort to collect access charges from ITC for originating wireless traffic destined for ITC's toll-free customers, US LEC blocked certain signaling data for calls originated on the networks of US LEC's wireless carrier customers, that would allow the call to be identified as a wireless call. ITC's lawsuit alleges claims based on a number of different legal theories. US LEC, through counsel, has investigated ITC's allegations, and has discovered no evidence to support ITC's claims. US LEC has denied ITC's allegation and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. In addition to the lawsuit filed in federal court, ITC has also filed an Informal Complaint at the FCC challenging US LEC's right to recover access charges originating for wireless traffic. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material negative impact on US LEC's results of operations.

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

       Legislation - Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company and its future financial results.

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

9.   Stockholders' Equity

       Stock Options - The Company adopted the US LEC Corp. Omnibus Stock Plan (the "Plan") in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 5,000 shares. As of September 30, 2002, the Company had granted stock options, net of forfeitures, to purchase an aggregate of

3,982 shares of Class A Common Stock under the Plan. In addition, in December 2001 the Company granted the Company's new chief executive officer an option to purchase 550 shares of Class A Common Stock outside the Plan. In connection with his resignation in October 2002, this option was reduced to 100 shares, which were previously vested. The Company will record a reversal of approximately $300 of accrued unearned compensation expense in the fourth quarter 2002 related to the remaining 450 options that were cancelled.

     Employee Stock Purchase Plan - The Company established an Employee Stock Purchase Plan (the "ESPP") in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company's Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 2,000 shares. As of September 30, 2002, the Company had issued 1,036 shares under the ESPP.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC's services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties as to the stability of other telecommunication carriers, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, and the possibility of adverse decisions related to reciprocal compensation and access charges owed to the Company by other carriers. These and other applicable risks are summarized in Notes 1 and 8 to the condensed consolidated financial statements appearing in this report and in the "Forward-Looking Statements and Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K for the period ended December 31, 2001, and in other reports which are on file with the Securities and Exchange Commission (the "SEC").

OVERVIEW

     US LEC is a rapidly growing switch-based competitive local exchange carrier ("CLEC") that provides integrated telecommunications services to its customers, including local and long distance voice services, toll free services, frame relay, high speed Internet, ATM and web hosting. The Company primarily serves telecommunication-intensive business customers including hotels, universities, financial institutions, professional service firms, hospitals, and Internet service providers ("ISPs"). US LEC was founded in June 1996 after passage of the Telecommunications Act of 1996 (the "Telecom Act"), which enhanced the competitive environment for local exchange services. US LEC initiated service in North Carolina in March 1997, becoming one of the first CLECs in North Carolina to provide switched local exchange services. US LEC currently offers service to customers in selected markets in North Carolina, Florida, Georgia, Tennessee, Virginia, Alabama, Washington D.C., Pennsylvania, New Jersey, Mississippi, Maryland, South Carolina, Louisiana and Kentucky. In addition, US LEC is currently certified to provide local and long distance telecommunication services in Indiana, Delaware, New York, Ohio, Texas, Connecticut and Massachusetts and provides selected services in these markets. As of September 30, 2002, US LEC's network was comprised of 26 Lucent 5ESS(R) AnyMedia(TM) digital switches, 25 Lucent CBX500 ATM data switches and four Juniper M20 (TM) Internet Gateway routers that are located throughout the Southeast and mid-Atlantic states, in addition to an Alcatel MegaHub(R) 600ES switch in Charlotte, North Carolina.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 Compared With The Three and Nine Months Ended September 30, 2001

     Net revenue increased to $63.9 million for the quarter ended September 30, 2002 from $46.0 million for the quarter ended September 30, 2001. Revenue increased primarily due to net customer additions of 960 to a total of 9,394 customers, an increase in data services sold to customers as evidenced by a 27% growth in data channels and increased minutes of use on the Company's network for long distance and access traffic. For the nine months ended September 30, 2002 and 2001, revenue was $176.6 million and $127.1 million, respectively. More than 90% of the Company's net revenue is currently derived from two sources - end users and intercarrier compensation. Less than 10% of the Company's net revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Wholesale revenue is revenue charged to other telecommunications carriers for the termination of their telecommunications traffic, but does not include reciprocal compensation or access charges. End customer revenue represented approximately 61% of total net revenue during the quarter ended September 30, 2002, compared to 60% in the quarter ended June 30, 2002, and 55% in the quarter ended September 30, 2001. This increase in the percentage of revenue from end customers is the result of growth in the number of end customers and a reduction of intercarrier rates for reciprocal compensation and access revenue billed to other carriers. See Note 8 to the Company's condensed consolidated financial statements for a further discussion related to disputed amounts of intercarrier compensation and recent settlements regarding intercarrier transactions.

     Cost of services is comprised primarily of leased transport (including facility installation) and usage charges. Cost of services increased to $30.4 million, or 48% of revenue, for the quarter ended September 30, 2002, from $23.3 million, or 51% of revenue, for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, and September 30, 2001, cost of services increased to $86.5 million, or 49% of revenue, from $64.4 million, or 51% of revenue. The decrease in cost of services as a percentage of revenue was primarily a result of cost reduction efforts completed by the Company to reduce recurring costs for a customer facility as well as a reduction in rates per minute.

     Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2002 decreased to $29.5 million, or 46% of revenue, compared to $31.0 million, or 68% of revenue, for the quarter ended September 30, 2001. These expenses increased to $92.9 million, or 53% of revenue, for the first nine months of 2002, compared to $81.3 million, or 64% of revenue, for the first nine months of 2001. The increase in SG&A expenses were primarily a result of an additional provision for doubtful accounts of $9.5 million due to the bankruptcy filing of WorldCom, Inc. and its subsidiaries ("WorldCom") recorded in the second quarter of 2002. Additionally, in the quarter ended September 30, 2001, the Company recorded approximately $7.0 million of a net recovery of amounts previously recorded as reserves for disputed receivables and other accruals related to the settlements with BellSouth and Sprint. Additional costs associated with developing and expanding the Company's customer base such as personnel, sales and marketing, occupancy, administration and billing, and legal expenses associated with litigation and regulatory issues remained consistent quarter over quarter.

     Depreciation and amortization for the quarter ended September 30, 2002 increased to $11.3 million from $8.8 million for the comparable 2001 period. For the first nine months ended September 30, 2002, depreciation and amortization increased to $32.9 million from $24.5 million for the comparable period of 2001. The increase in depreciation and amortization is due to the increase in depreciable assets in service related to US LEC's network. The Company's network build out was completed in 2001. As a result, future capital expenditures will decrease as additions will be primarily determined by growth in the number of customers and services, rather than geographic expansion.

     Interest income for the three and nine months ended September 30, 2002 was $0.2 million and $0.7 million, respectively, compared to $0.7 million and $2.6 million, respectively, for the three and nine months ended September 30, 2001. This decrease was primarily due to declining interest rates as well as a decrease in cash and cash equivalent balances. Interest expense for the three and nine months ended September 30, 2002 was $2.1 million and $6.5 million, respectively, compared to interest expense of $3.0 million and $9.1 million for the three and nine months ended September 30, 2001, respectively. This decrease in interest expense was primarily due to declining interest rates on borrowings under the Company's credit facility as well as a decreased debt balance resulting from principal payments of $4.7 million in both April and July 2002.

     For the three months and nine months ended September 30, 2002 and 2001, the Company did not record an income tax expense or benefit. For these periods, the deferred tax asset, primarily created from operating losses, was offset by increases in the tax valuation allowance.

     Net loss for the three and nine months ended September 30, 2002 amounted to $9.3 million and $41.5 million, respectively. Dividends accrued on Series A Preferred Stock for the three and nine months ended September 30, 2002 amounted to $3.4 million and $10.1 million, respectively (See Note 7 to the Company's condensed consolidated financial statements for additional information). The accretion of preferred stock issuance cost for the three and nine months ended September 30, 2002 amounted to $131 thousand and $387 thousand, respectively.

     As a result of the foregoing, net loss attributable to common stockholders for the three months ended September 30, 2002 amounted to $12.8 million, or ($0.48) per share (diluted) compared to net loss of $22.8 million, or ($0.85) per share (diluted) for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net loss attributable to common stockholders was $52.0 million, or ($1.96) per share (diluted), compared to a net loss attributable to common stockholders for the nine months ended September 30, 2001, of $59.5 million, or ($2.17) per share (diluted).

LIQUIDITY AND CAPITAL RESOURCES

      Although the Company has experienced recent operating losses, quarterly losses have been decreasing and earnings from operations before depreciation and amortization were positive in the 3rd quarter of 2002. Recent quarterly results have also evidenced increasing revenue, particularly in end-customer revenue, growth in the number of customers and in other operating metrics. Management has focused the Company's operating strategy on continuing to grow end-customers, improving the efficiency of its network operations and in controlling administrative costs and capital expenditures. As of September 30, 2002 the Company had $32 million in cash. Management believes this will fund the Company's operating, investing and financing activities into the 3rd quarter of 2003. The Company is aggressively pursuing several options to obtain additional financing and improve liquidity to fund its cash requirements beyond the 3rd quarter of 2003. These options include, but are not limited to, issuing additional equity or debt securities, restructuring the existing amortization of the current credit facility, obtaining vendor financing and working capital management. Management is forecasting that with the achievement of both its operating and financing strategies the Company would expect to generate sufficient cash from operations to meet cash obligations as they come due. Although management believes it will be successful in achieving this goal, there can be no assurances. Failure to achieve the Company's operating and financing strategies would have a material adverse effect on the Company.

      In September 2002, the Company amended its senior secured loan agreement. The amended agreement revised financial covenants, measured quarterly, the most significant of which relate to the achievement of increasing levels of revenue and earnings as well as certain levels of capital expenditures and cash. At
June 30, 2002 the Company was not in compliance with its quarterly minimum EBITDA covenant after establishing an additional provision of $9.5 million related to the bankruptcy filing of WorldCom and received a waiver from its lenders. The Company was in compliance with the amended covenants as of the quarter ended September 30, 2002 and management believes that the Company will be in compliance with all quarterly financial covenants for a period at least through September 2003 based upon projected operating results. These projected operating results are dependent upon the Company meeting quarterly targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general and administrative costs, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular quarter, it is possible that a financial covenant will not be met for the period through September 2003. Although there can be no assurances, management believes if this were to occur, it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit facility to certain remedies including acceleration of debt repayment.

The following table provides a summary of the Company's contractual obligations and commercial commitments as of September 30, 2002 (in thousands).

                                                                    Payments Due by Period
                                                    ---------------------------------------------------
                                                      Less than        1-3         4-5         After 5
Contractual Obligations                   Total         1 year        years       years         years
                                     ------------   -----------  ------------  -----------  -----------
Long-term debt                        $   140,626    $   23,438   $   109,375    $   7,813   $        -
Operating leases                           49,283         7,401        18,657       10,573       12,652
                                     ------------   -----------  ------------  -----------  -----------

Total contractual cash obligations    $   189,909    $   30,839   $   128,032    $  18,386   $   12,652
                                     ============   ===========  ============  ===========  ===========

     As of September 30, 2002, the outstanding amount under the Company's senior secured credit facility was $140.6 million and there was no additional availability under this credit facility.

     Cash used in operating activities decreased to $12.8 million for the nine months ended September 30, 2002 from $22.1 million during the comparable period in 2001. The decrease in cash used in operating activities was primarily due to lower operating losses net of non-cash charges and decreases in cash used for working capital.

     Cash used in investing activities decreased to $26.1 million for the nine months ended September 30, 2002 from $34.3 million during the nine months ended September 30, 2001. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment, back office and leasehold improvements. The decrease in cash used was the result of the completion of our network expansion in 2001 and current capital expenditures being primarily customer growth based.

     Cash used by financing activities increased to $9.3 million for the nine months ended September 30, 2002 from $20.4 million of cash provided during the first nine months of 2001. The increase in cash used by financing activities was primarily due to payments of $4.7 million of borrowings during both the second and third quarters of 2002, whereas cash provided during the first nine months of 2001 was primarily due to proceeds from borrowings. The Company made the September 2002 scheduled amortization debt payment of $4.7 million on October 1, 2002.

Uncertainties and Contingencies

     The Company's receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolutions of disputes with carriers over reciprocal compensation and access revenue. For further discussion, See Note 8 to the Company's condensed consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2002, investments consisted primarily of institutional money market funds. All of the Company's long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company's option, is determined by either a base rate or the London Interbank Offered Rate ("LIBOR"), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company's financial statements, the Company has total bank debt of approximately $141 million as of September 30, 2002. Currently, quarterly interest expense, net of interest income, is approximately $2 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.4 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

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

ITEM 4.   CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended September 30, 2002, see Note 8 to the condensed consolidated financial statements appearing elsewhere in this report.

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

                                        US LEC Corp.

                                             By: /s/Michael K. Robinson
                                                 ----------------------
                                                 Michael K. Robinson
                                                 Executive Vice President and
                                                 Chief Financial Officer

November 14, 2002

                                  CERTIFICATION

     I, Aaron D. Cowell, Jr., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of US LEC Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ Aaron D. Cowell, Jr.
   Chief Executive Officer

                                  CERTIFICATION

     I, Michael K. Robinson , certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of US LEC Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ Michael K. Robinson
   Executive Vice President and Chief Financial Officer