Form 10-K
period 2002-12-31
US LEC CORP
filed 2003-03-31
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2002

Commission File Number: 0-24061

US LEC CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2065535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morrocroft III, 6801 Morrison Boulevard

CHARLOTTE, NORTH CAROLINA 28211

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (704) 319-1000

Securities registered pursuant to Section 12(b) of Act:    None.

Securities registered pursuant to Section 12(g) of Act:    Class A Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Rule 12b-2.   Yes  ☐    No  ☒

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $28,985,427 as of June 30, 2002 based on the closing sales price on The Nasdaq SmallCap Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

As of March 24, 2003 there were 26,894,839 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this report.

US LEC CORP.

2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

THE COMPANY

US LEC Corp. (“US LEC” or the “Company) is a Charlotte, NC-based telecommunications carrier providing voice, data and Internet services to over 10,000 mid-to-large-sized business customers throughout the southeastern and mid-Atlantic United States. As of December 31, 2002, the US LEC network consisted of 26 Lucent 5ESS® AnyMedia™ digital switches, 26 Lucent CBX500 Asynchronous Transfer Mode (“ATM”) data switches, five Juniper Networks® M20™ Internet Gateway routers and an Alcatel MegaHub® 600ES tandem switch. The US LEC local service area includes Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and the District of Columbia. US LEC also offers selected voice services in Arkansas, California, Connecticut, Indiana, Massachusetts, Montana, Nevada, New York, Ohio, Texas and Wisconsin, in addition to providing data services in these and other states. The Company primarily serves telecommunications-intensive business customers including the automotive, construction, education, financial, government, healthcare, hospitality, Internet service providers, other telecommunication carriers, professional/legal, real estate, retail and transportation sectors.

US LEC was founded in 1996 and first initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers (“CLEC”) in North Carolina to provide switched local exchange services.

BUSINESS STRATEGY

US LEC’s objective is to be the premier communications partner for businesses by delivering quality voice and data services and exceeding expectations for customer care.

The principal elements of US LEC’s business strategy include:

Offer a Broad Range of Products and Services.    US LEC offers customers a broad range of telecommunication services which can be bundled on a single customer network connection. Management believes a broad product range, competitive pricing and an opportunity to bundle services gives US LEC customers an exceptional value. US LEC offers its customers local access, calling card, audio conferencing, digital private line, frame relay, ATM, dedicated high-speed Internet access, Web hosting, email, dial-up Internet access, managed firewall and Internet Protocol-Virtual Private Network (“IP-VPN”), as well as long distance services that include intrastate, interstate, international and toll-free calling. To further the Company’s product strategy, US LEC has deployed its IP, ATM and Advanced Intelligent Network (“AIN”) platforms. These systems provide the Company the ability to provide advanced voice and data communications products and services.

Target Telecommunications-Intensive Customers.    The Company focuses its sales efforts on telecommunications-intensive business customers that include the automotive, construction, education, financial, government, healthcare, hospitality, Internet service providers, professional/legal, real estate, retail, transportation sectors and telecommunication providers. By focusing on such customers, the Company is able to more efficiently concentrate their telecommunications traffic. In addition, the Company frequently is able to bundle its local, long distance, data and Internet services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of services. Unlike some other CLECs, the Company does not resell incumbent local exchange carrier (“ILEC”) dial tone services.

Provide Outstanding Customer Service.    Management believes that a key element of the success of a CLEC is the ability to satisfy the service needs of its customers. The Company must be able to resolve customer issues, promptly implement change requests, resolve billing issues and promptly add additional service and capacity. Management believes that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. Customer care is provided locally by the market-based sales, sales support and operations team and centrally by US LEC’s network operations center (“NOC”) and customer service center.

Deploy a Capital-Efficient Network.    US LEC utilizes a “smart-build” strategy of owning and deploying switching and routing equipment and leasing the required fiber optic transmission capacity from competitive access providers (“CAPs”), CLECs, interexchange carriers (“IXCs”) or ILECs. Management believes the Company’s switch-based, leased-transport strategy enables it to enter and penetrate markets, and generate revenue and positive cash flow more rapidly than if the Company first constructed its own transmission facilities. By leasing fiber transport, this Smart-Build strategy also reduces the up-front capital expenditures required to build a network and enter new markets and avoids the risk of “stranded” investment in under-utilized fiber networks.

Install a Robust Technology Platform.    The Company has chosen the 5ESS® Any Media™ digital switch and the CBX500 ATM data switches, both of which are manufactured by Lucent Technologies, Inc. (“Lucent”) to provide a consistent technology platform throughout its network. As of December 31, 2002, US LEC had 26 Lucent voice switches and 26 Lucent ATM data switches active throughout its network. To enhance its service offerings, the Company deployed an Alcatel MegaHub 600ES (“Alcatel”) tandem switch in Charlotte, NC. In addition, the Company has also deployed five Juniper Networks® M20™ Internet Gateway routers to provide reliable, scalable, and high-speed network elements to significantly enhance the performance of US LEC’s Internet access service.

Focus of Operations.    The Company focuses its network and marketing presence in target markets composed of Tier I cities (major metropolitan areas such as Atlanta, Miami, Philadelphia and Washington D.C.) and Tier II cities (mid-size metropolitan areas such as Greensboro, Nashville and Tampa). The Company has selected target markets based on a number of considerations, including the number of potential customers and competitors in such markets and the presence of multiple transmission facility suppliers. The Company currently focuses on markets in the southeast and mid-Atlantic United States. Management believes that the Company’s strategically designed network will enable it to take advantage of customer relationships, calling patterns and capture an increasing portion of customer traffic on its network.

Employ an Experienced Sales Force.    Management believes that employing a direct sales force with extensive local market and telecommunications sales experience enhances the Company’s success in a particular market. The Company employs this strategy in building its sales force. Salespeople with experience in a particular market provide the Company with extensive knowledge of the Company’s target customer base and in many cases have existing relationships with target customers.

Implement Efficient Provisioning Processes with State-of-the-Art Back Office Support.    Management believes that a critical aspect of the success of a CLEC is timely and effective provisioning systems, which includes the process of transitioning new ILEC, IXC or other CLEC customers to the Company’s network. The Company focuses on implementing effective and timely provisioning practices to efficiently transition customers from the ILEC, IXC or other CLECs to the Company with minimal disruption of the customer’s operations. US LEC is approved by NeuStar, Inc. as a provider of Local Number Portability (“LNP”) for its customers. In addition, the US LEC NOC houses the tools to monitor its network. The NOC provides network surveillance, real-time alarm notification, dispatch services, and availability and notification 24 hours a day, 7 days a week.

US LEC’S NETWORK

The US LEC network consists of 26 Lucent 5ESS® AnyMedia™ digital switches, 26 Lucent CBX500 ATM data switches, five Juniper Networks® M20™ Internet Gateway routers and an Alcatel MegaHub® 600ES tandem switch.

Data transmissions from a US LEC customer are transported over leased lines to the US LEC switch and can then be transmitted directly on the Company’s network or transmitted to another carrier for termination. Data transmissions to a US LEC customer work in reverse. Internet access for US LEC customers is provided by transport over leased lines to the US LEC switch, transmitted over leased lines to one of US LEC’s Internet Gateways if necessary, and then to the Internet via Internet transit leased from other carriers.

Voice calls originating with a US LEC customer are transported over leased lines to the US LEC switch and can either be terminated directly on the Company’s network or routed to a long distance carrier, an ILEC or another CLEC, depending on the location of the call recipient. Similarly, voice calls originating from the public switched telephone network and destined for a US LEC customer are routed through the US LEC switch and delivered to call recipients via leased transmission facilities.

In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company maintains interconnection agreements with the incumbent carriers. The Telecommunications Act of 1996 (the “Telecom Act”), decisions of state and federal regulatory bodies and negotiation affect the terms and conditions of the interconnection agreements with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that cannot be resolved by negotiation or opt into agreements executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements, including BellSouth Telecommunications, Inc. (“BellSouth”), Verizon Communications Inc. (“Verizon”) and Sprint Communications Company L.P. (“Sprint”). (See “Business—Forward Looking Statements and Risk Factors—Interconnection Agreements”)

PRODUCTS AND SERVICES

The Company provides local dial-tone services to customers. Local access is available in many different forms including Primary Rate Interface (“PRI”), T-1 and channels. The Company’s network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also offers directory assistance and operator services.

US LEC provides long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services, calling cards, audio conferencing and certain enhanced services such as voice mail.

The Company also provides data products including frame relay, ATM service, digital private line and other services.

In addition, US LEC provides Internet products including US LECnet (a direct, dedicated, high-speed connection to the Internet), Web hosting, dial-up access to the Internet, email, managed firewalls and IP-VPN, news feeds and other services.

The Company’s ability to bundle local, long distance, data and Internet services on the same transport facility allows it to offer customers more efficient use of such facilities, and allows it to aggregate customers’ monthly recurring and usage charges on a single consolidated invoice.

The Company offers the ADVANTAGE T, a single-rate, bundled product offering which allows customers to put local, long distance, dedicated high-speed Internet access, frame relay, ATM, digital private line and toll-free services all on a single T-1. Not only can customers choose between multiple products to be carried, but they can also allocate bandwidth dedicated to each product on the T-1. Management believes that this product allows US LEC to address a broader market.

During 2002, the Company continued to expand its voice, data and Internet product offerings, while minimizing the capital requirements associated with product expansions. The goal of these product expansions was to complete an already strong product set in order to complete customer communications solutions and add incremental revenue opportunities. As an example, US LEC added “reservation-less” Audio Conferencing and various toll free features to its voice product set and Integrated Access Devices, as well as SLA Reporting and Managed Routers and Managed Firewall and IP-VPN to its data and Internet product sets.

SALES AND MARKETING

Sales.    US LEC employs a well-trained and experienced direct sales force. The Company recruits salespeople with strong sales backgrounds in its markets, including salespeople from other telecommunications carriers, including long distance companies, CLECs and ILECs, Internet Service Providers, telecommunications equipment manufacturers, and network systems integrators. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program. In 2000, US LEC implemented the Customer Account Manager (“CAM”) program in an effort to gain additional sales from current customers and to enhance the Company’s relationships with its customer base. The Company also utilizes independent sales agents to identify and maintain customers. During 2002, the Company continued to enhance its sales force by hiring additional quota-bearing and sales support staff, continuing education regarding the Company’s voice, data and Internet products and forming an overlay group to focus on large target customers and data sales.

Marketing.    In its existing markets, US LEC seeks to be the premier communications partner for businesses by delivering quality voice and data services and exceeding expectations for customer care. The Company builds its reputation and brand identity by working closely with its customers to develop services customized to their particular needs and by implementing targeted product offerings and promotional efforts.

The Company primarily uses two trademarks and service marks: US LEC, and a logo that includes US LEC. These marks have been registered either on the Principal or the Supplemental Register of the United States Patent and Trademark Office for uses related to telecommunications products and services.

Billing.    The Company operates its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers. Customer bills are available in a variety of formats to meet a customer’s specific needs. US LEC offers customers simplicity and convenience by sending one bill for all services. The Company believes this is an important aspect of customer acquisition and retention.

Employees

As of December 31, 2002, the Company employed 911 people. The Company does not expect significant changes in its staffing level in 2003. The Company considers its employee relations to be very good.

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

Overview.    The Company’s services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission (the “FCC”) generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The state regulatory commissions (“PUCs”) retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.

Federal Legislation.    The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the “Communications Act”). The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act. The Telecom Act establishes a regulatory framework for the introduction of local competition throughout the United States and was intended to reduce unnecessary regulation to the greatest extent possible. Among other things, the Telecom Act preempts, after notice and an opportunity for comment, any state or local government from prohibiting any entity from providing telecommunications service.

The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the incumbent local exchange carriers and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations, some of which are implemented by FCC regulations. The Telecom Act contemplates that state PUCs will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations between ILECs and their new competitors.

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

The PUCs also have significant responsibility for implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing consistent with FCC regulations. The PUCs are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs, must approve negotiated or arbitrated interconnection agreements, and resolve contract compliance disputes arising from interconnection agreements. The U.S. Supreme Court appears to have assumed, without actually deciding that the PUCs have the ability to enforce interconnection agreements.

The Company has historically earned a significant portion of its revenue from the ILEC in the form of reciprocal compensation payments due to the Company. Several ILECs in the Company’s territory (principally BellSouth and Verizon) have challenged the applicability of reciprocal compensation related to enhanced service providers and internet service provider (“ISP”) customers who receive more calls than they make. With increasing frequency the ILECs with whom US LEC interconnects (principally BellSouth and Verizon) have been raising additional objections to their obligations to pay reciprocal compensation, including challenges to the rates at which such payments are calculated and the types of traffic to with the obligations apply (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disputed Revenues”).

The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way also apply to CLECs, including the Company. As a result of the Telecom Act’s applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies (“RBOCs”), other ILECs, long distance carriers and other companies and has increased and likely will continue to increase the level of competition the Company faces. (See “Business—Competition”).

In addition, the Telecom Act provided that ILECs that are subsidiaries of RBOCs could not offer in-region, long distance services across local access transport areas (“LATAs”) until they had demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity. The FCC has approved Verizon’s right to provide interLATA service in Connecticut, Delaware, District of Columbia, Maryland, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia; BellSouth’s right to provide interLATA service in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee; and SBC Communications, Inc. (“SBCs”) in Arkansas, California, Kansas, Missouri, Oklahoma and Texas. (See “Business—Forward Looking Statements and Risk Factors—Regulation” and “Business—Forward Looking Statements and Risk Factors—Competition”).

Federal Regulation and Related Proceedings.    The Telecom Act and the FCC’s efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders prohibiting the use of tariffs for non-dominant carriers providing international and domestic interstate long distance services. Accordingly, non-dominant interstate services providers and international service providers will no longer be able to rely on the filing of end user tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their international and domestic interstate inter-exchange services. The order does not apply to the switched and special access services of the RBOCs and other local exchange service providers. The FCC allows permissive detariffing of these services.

The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied “streamlined” tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provides certain immediate regulatory relief regarding price cap ILECs and sets forth a framework of “triggers” to provide those companies with greater flexibility to set rates for interstate access services. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company’s ability to compete with ILECs for certain service could be adversely affected. The FCC has granted pricing flexibility applications for various interstate access services provided by RBOCs in a number of cities, including cities in BellSouth’s service territory, including in several of the Company’s markets.

On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC retail local exchange services (which the FCC suggested should be in the range of 17%-25%); (ii) availability of unbundled local loops and other unbundled ILEC network elements; (iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other service providers to opt into portions of previously-approved interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a “pick and choose”) basis.

Various parties, including ILECs and state PUCs, requested that the FCC reconsider its own rules and/or filed appeals of the FCC’s August 8, 1996 order. The U.S. Court of Appeals for the Eighth Circuit (“8th Circuit”)

vacated certain portions of the decision. On January 25, 1999, U.S. Supreme Court reversed the 8th Circuit and upheld the FCC’s authority to issue regulations governing pricing of unbundled network elements (“UNEs”) provided by the ILECs in interconnection agreements (including regulations governing reciprocal compensation). In addition, the U.S. Supreme Court affirmed the “pick and choose” rules which allows carriers to choose individual portions of existing interconnection agreements with other carriers and to adopt only those portions of the interconnection agreement that they find most attractive. The U.S. Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. On remand, the FCC largely retained its list of unbundled elements, but eliminated the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the top 50 Metropolitan Statistical Areas, and the requirement to provide unbundled operator service and directory assistance.

Additionally, on remand from the Supreme Court, the 8th Circuit rejected the FCC’s forward-looking pricing methodology for use in establishing pricing for UNEs. On May 13, 2002, the U. S. Supreme Court issued an opinion reversing the 8th Circuit and upholding the FCC’s forward looking pricing methodology for use in establishing pricing for unbundled network elements. The Supreme Court also upheld the FCC’s authority to require ILECs who lease elements of their networks to bundle services for CLECs that are unable to bundle the services themselves.

In December 2001, the FCC initiated a comprehensive evaluation of its rules governing the unbundling of network elements. On May 24, 2002, the United States Court of Appeals for the D.C. Circuit overturned two decisions of the FCC. First the court remanded to the FCC for further consideration its decision on UNEs, which required ILECs to lease numerous UNEs to CLECs. Second, the court vacated and remanded the FCC decision requiring ILECs to unbundle a portion of the spectrum of local copper loops so that data local exchange carriers can offer competitive advanced services such as DSL.

The FCC consolidated the issues on UNEs remanded by the D.C. Circuit and its UNE review proceeding. On February 20, 2003, the FCC addressed the remand on UNEs and its comprehensive evaluation of UNEs. Since the FCC has yet to release its formal order on the issue or its underlying rules, the Company cannot assess what impact, if any, they will have on the Company’s operations.

On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company’s share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company’s share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has made its required contributions to the fund, the amount of the Company’s contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future. On December 13, 2002, the FCC adopted a Report and Order modifying the current method of carrier contributions to the universal service fund. The revised revenue-based methodology will impose universal service contribution on the basis of projected, collected end user interstate revenues in lieu of historical revenues. This revised methodology is an interim one pending further rulemaking. The interim changes will not have a material effect on the Company.

The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these “access charges,” over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service (“CALLS Order”) that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs, Verizon, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the RBOCs and Verizon are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the pre-subscribed inter-exchange carrier charge (“PICC”) as a separate charge and fold it into an increased subscriber line charge (“SLC”). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to CLECs, ILEC reductions in switched access charges will likely place downward pressure on CLECs, including the Company, to reduce their own switched access charges either in the form of regulatory pressure or commercial pressure from the IXCs. A Petition for Reconsideration of the CALLS Order is currently before the FCC. The CALLS Order was appealed to the U.S. Court of Appeals for the District of Columbia. The Court remanded the case to the FCC.

On May 21, 2001, the FCC’s new rules governing CLEC interstate access charges became effective. The rules established an initial maximum rate of 2.5 cents per minute for interstate access charges for the first year. In the second year, the rate was reduced to 1.8 cents per minute. In the third year, the rate is further reduced to 1.2 cents per minute. At the end of the third year, the benchmark rate is reduced to the level of the ILEC. A CLEC may not file tariffs for above benchmark rates unless the ILEC in whose territory it operates charges a higher rate, in which case the CLEC may charge the higher ILEC rate or the rate it had tariffed in the previous six months, if lower than the ILEC’s rate. A CLEC may charge a rate higher than the benchmark if the IXC, through negotiations, agrees to such higher rate.

In addition, the FCC only allowed a CLEC to charge the benchmark rates in those areas in which the CLEC was actually serving customers on May 21, 2001. In new service areas, the CLEC may only tariff rates as high as the ILEC. Several petitions for reconsideration of the FCC’s order were filed with the FCC, as well as appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The Court granted the FCC’s request to hold the appeals in abeyance until the FCC decides the motions for reconsideration. In addition, CLEC access charges are among the intercarrier compensation issues addressed in the FCC’s Notice of Proposed Rulemaking regarding a unified intercarrier compensation regime.

In the same order, the FCC determined that an IXC’s refusal to serve customers of a CLEC that tariffs the FCC’s benchmark rates would generally violate the IXC’s duty as a common carrier to provide service.

On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed, but largely interstate in nature. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit PUCs to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. Several parties appealed the FCC order. On March 24, 2000, the United States Court of Appeals for the D.C. Circuit vacated the FCC’s February 26, 1999 declaratory ruling and remanded it to the FCC. The D.C. Circuit Court of Appeals found that the FCC failed to clearly explain and support why ISP traffic should be regulated as long distance traffic rather than as local traffic.

On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007 per minute, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the negotiated or PUC-approved rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using first quarter 2001 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to “bill and keep,” an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit found that the FCC had again failed to justify its stance on Section 2521(g) of the Telecom Act in adopting its new intercarrier compensation regime. The court remanded the case to the FCC for further explanation of its legal theory. In the interim, the court allowed the FCC’s compensation rules to stand. A petition for certiorari has been filed with the U.S. Supreme Court challenging the Court of Appeals’ failure to vacate the interim rules as part of the remand to the FCC. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions the outcome of pending appeals or future litigation on this issue.

The FCC also requires carriers to file periodic reports concerning carrier’s interstate circuits and deployment of network facilities. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate, or revoke operating authority for failure to comply with federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. Although the Company believes it is in compliance with all applicable laws and regulations, there can be no assurance that the FCC or third parties will not raise issues with regard to the Company’s compliance with such laws and regulations.

The FCC has initiated rulemaking proceedings to consider whether advanced services offered by ILECs should be regulated as services offered by a dominant or nondominant carrier. If the service offerings are deemed nondominant, the ILEC will be subject to lessened regulation. In a related proceeding, the FCC is seeking to determine whether advanced services are information services and what regulations should apply, if that is the case. A finding that advanced services are information services, and not telephone services, could result in significantly lower levels of regulation. The Company cannot predict the outcome of these proceedings.

In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the “Internet NOI”). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the Telecom Act. In the Report, the FCC indicated that it would examine the question of whether certain forms of “phone-to-phone Internet Protocol telephony” are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs that provide those services pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services.

On October 18, 2002, AT&T Corporation (“AT&T”) filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched inter-exchange calls and that it is lawful to provide such service through local end user services. Comments were filed with the FCC in response to the AT&T petition, and it is unclear when the FCC might rule on the question presented. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company’s operations or impose additional requirements, regulations or charges upon the Company’s provision of Internet access and related Internet Protocol-based telephony services.

Slamming.    The FCC and many state PUCs have implemented rules to prevent unauthorized changes in a customer’s pre-subscribed local and long distance carrier (a practice commonly known as “slamming.”) Pursuant to the FCC’s slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC’s slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state PUCs to elect to administer and enforce the FCC’s slamming rules. These slamming liability rules substantially increase a carrier’s possible liability for unauthorized carrier changes, and may substantially increase a carrier’s administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Although the Company cannot predict the effect that these new liability rules will have on its business, because virtually all of the Company’s customers are connected on a dedicated basis to US LEC’s network, it is unlikely that the Company will incur any significant liability under these new rules.

The Communications Assistance for Law Enforcement Act (“CALEA”) provides rules to ensure that law enforcement agencies would be able to conduct properly authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized electronic surveillance requirements. For circuit-switched facilities, carriers were required to complete these modifications by June 30, 2001. Carriers providing packet-switched services were required to comply by November 19, 2001. The deadline for carrier compliance with certain additional requirements has been extended by the FCC until June 30, 2002. US LEC’s network is CALEA compliant.

State Regulation.    The Company has all of the state certifications necessary to offer its current services.

To the extent that an area within a state in which the Company operates is served by a small (in line counts) or rural ILEC not currently subject to competition, the Company generally does not have authority to service those areas at this time. Most states regulate entry into local exchange and other intrastate service markets, and states’ regulation of CLECs vary in their regulatory intensity. The majority of states mandate that companies seeking to provide local exchange and other intrastate services apply for and obtain the requisite authorization from the PUC. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical, and managerial capabilities and that granting the authorization will serve the public interest.

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

In all of the states where US LEC is certified, the Company is required to file tariffs or price lists setting forth the terms, conditions and/or prices for services which are classified as intrastate. In some states, the Company’s tariff may list a range of prices or a ceiling price for particular services, and in others, such prices can be set on an individual customer basis, although the Company may be required to file tariff addenda of the contract terms. The Company is not subject to price cap or to rate of return regulation in any state in which it currently provides services. Some states where the Company operates have adopted detariffing rules.

As noted above, the states have the primary regulatory role over intrastate services under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral and nondiscriminatory requirements designed to promote universal service, protect the public safety and welfare, maintain the quality of service and safeguard the rights of consumers. PUCs will implement and enforce most of the Telecom Act’s local competition provisions, including those governing the specific charges for local network interconnection. In some states, those charges are being determined by generic cost proceedings and in other states they are being established through arbitration proceedings. Depending on how such charges are ultimately determined, such charges could become a material expense to the Company.

COMPETITION

ILECs.    In each market served by its networks, the Company faces, and expects to continue facing, significant competition from the ILECs, which currently dominate their local telecommunications markets as a result of their historic monopoly position. The ILECs have also recently entered the long distance markets in parts of their service areas. They also offer data and Internet services.

The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. (See “Business—Regulation” for additional information concerning the regulatory environment in which the Company operates.) Because US LEC leases fiber optic transmission capacity to link its customers with its networks and uses state-of- the-art technology in its switching platforms, the Company has demonstrated bundling, cost and service quality advantages over some ILEC networks currently available.

IXCs.    Interexchange carriers that provide long distance services and other telecommunications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have a much larger service footprint than the Company.

Other CLECs.    In every market where US LEC has a switching center, one or more other CLECs are also operating. In some cases, the Company competes head-to-head with other CLECs and in some cases the other CLECs seek to serve a different customer base. The Company competes with other CLECs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have entered bankruptcy and some of these are expected to exit bankruptcy in 2003.

Internet Service Providers (ISPs).    Throughout the Company’s service area, various Internet service providers also operate. In some cases, the Company competes head-to-head with other ISPs and in some cases, the other ISPs seek to serve a different customer base. The Company competes with other ISPs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have entered bankruptcy and some of these are expected to exit bankruptcy in 2003.

Other Competitors.    The Company also faces, and expects to continue facing, competition from other potential competitors in certain markets in which the Company offers services. In addition to the ILECs, IXCs and other CLECs, potential competitors capable of offering switched local and long distance services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.

The Company believes that the Telecom Act, as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies, increase the likelihood that barriers to local exchange competition will be removed. The Telecom Act, as passed, conditioned the provision of in-region interLATA services by RBOCs upon a demonstration that the market in which an RBOC seeks to provide such services has been opened to competition. As ILECs that are RBOC subsidiaries are permitted to provide such services more widely, they will be in a position to offer single-source service, representing a significant competitive challenge for the Company. ILECs that are not RBOC subsidiaries may offer single-source service presently. The Telecom Act’s limitations on the provisioning of in-region interLATA services have been challenged by the RBOCs. The FCC has approved Verizon’s and BellSouth’s right to provide interLATA service in the states in which the Company operates. (see “Business—Regulation”).

The Company also competes with long distance carriers in the provisioning of long distance services. Although a few major competitors dominate the long distance and data market, hundreds of other companies also compete in the long distance and data marketplace.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Except for historical statements and discussions, statements contained in this report constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company’s Annual Report to Stockholders for the year ended December 31, 2002, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and subsequently filed Annual Reports on Form 10-K, may include forward looking statements. Other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of US LEC. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the FCC and PUCs, and US LEC’s ability to successfully execute its strategy. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. These risks include, but are not limited to, the following:

Disputed Revenues.    The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, the applicability of access rates to wireless traffic, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Disputed Revenues”). The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of operations.

Risks Associated with Strategy.    The operation, construction, expansion and development of US LEC’s operations depend on, among other things, the Company’s ability to continue to (i) accurately assess potential new markets and products, (ii) identify, hire and retain qualified personnel, (iii) lease access to suitable fiber optic transmission facilities, (iv) install and operate switches and related equipment and (v) obtain any required government authorizations, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In addition, US LEC has experienced rapid growth since its inception, and management believes that sustained growth will place a strain on operational, human and financial resources. The Company’s ability to manage its operations and expansion effectively depends on the continued development of plans, systems and controls for its operational, financial and management needs. There can be no assurance that the Company will be able to satisfy these requirements or otherwise manage its operations and growth effectively. The failure of US LEC to satisfy these requirements could have a material adverse effect on the Company’s financial condition and its ability to fully implement its operating plans.

The Company’s growth strategy also involves the following risks:

Qualified Personnel.    A critical component for US LEC’s success is hiring and retaining additional qualified managerial, sales and technical personnel. Since its inception, the Company has experienced significant competition in hiring and retaining personnel possessing necessary skills and telecommunications experience. Although management believes the Company has been successful in hiring and retaining qualified personnel, there can be no assurance that US LEC will be able to do so in the future.

Switches and Related Equipment.    An essential element of the Company’s current strategy is the provision of switched voice and data services. There can be no assurance that the switches and associated equipment necessary to operate the Company’s network will not experience technological or operational problems that cannot be resolved in a satisfactory or timely matter. The failure of the Company to operate successfully switches and other network equipment could have a material adverse effect on the Company’s financial condition and its ability to attract and retain customers or to enter additional markets.

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

Ordering, Provisioning and Billing.    The Company has developed processes and procedures and is working with external vendors, including the ILECs, in the implementation of customer orders for services, the provisioning, installation and delivery of such services and monthly billing for those services. The failure to effectively manage processes and systems for these service elements or the failure of the Company’s current vendors or the ILECs to deliver ordering, provisioning and billing services on a timely and accurate basis could have a material adverse effect upon the Company’s ability to fully execute its strategy.

Products and Services.    The Company currently offers local, long distance, data, Internet and other telecommunications services. In order to address the needs of its target customers, the Company will be required to emphasize and develop additional products and services. No assurance can be given that the Company will be able to continue to provide the range of telecommunication services that its target customers need or desire.

Acquisitions.    US LEC may acquire other businesses as a means of growing its customer base, expanding into new markets or developing new services. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Such transactions would involve certain risks including, but not limited to, (i) difficulties assimilating acquired operations and personnel; (ii) potential disruptions of the Company’s ongoing business; (iii) the diversion of resources and management time; (iv) the possibility that uniform standards, controls, procedures and policies may not be maintained; (v) risks associated with entering new markets in which the Company has little or no experience; and (vi) the potential impairment of relationships with employees or customers as a result of changes in management. If an acquisition were to be made, there can be no assurance that the Company would be able to obtain the financing to consummate any such acquisition on terms satisfactory to it or that the acquired business would perform as expected.

Dependence on Key Personnel.    The Company’s business is managed by a small number of executive officers, most notably, Aaron D. Cowell, Jr., Chief Executive Officer and President, and Michael K. Robinson, Executive Vice President and Chief Financial Officer. The loss of the services of one or more of these key people could materially and adversely affect US LEC’s business and its prospects. The Company does not maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. Accordingly, there can be no assurance that US LEC will be able to hire and retain necessary personnel in the future to replace any of its key executive officers, if any of them were to leave US LEC or be otherwise unable to provide services to US LEC.

Reliance on Leased Capacity.    A key element of US LEC’s business and growth strategy is leasing fiber optic transmission capacity instead of constructing its own transport facilities. In implementing this strategy, the Company relies upon its ability to lease capacity from CAPs, other CLECs and ILECs operating in its markets. In order for this strategy to be successful, the Company must be able to negotiate and renew satisfactory agreements with its fiber optic network providers, and the providers must process provisioning requests on a timely basis, maintain their networks in good working order and provide adequate capacity at competitive prices. Although US LEC enters into agreements with its network providers that are intended to ensure access to adequate capacity and timely processing of provisioning requests and although US LEC’s interconnection agreements with ILECs generally provide that the Company’s connection and maintenance orders will receive attention at parity with the

ILECs and other CLECs and that adequate capacity will be provided, there can be no assurance that the ILECs and other network providers will comply with their contractual (and, in the case of the ILECs, legally required) network provisioning obligations, or that the provisioning process will be completed for the Company’s customers on a timely and otherwise satisfactory basis. Furthermore, there can be no assurance that the rates to be charged to US LEC under future interconnection agreements or lease agreements with other providers will allow the Company to offer usage rates low enough to attract a sufficient number of customers and operate its networks at satisfactory margins.

Competition.    The telecommunications industry is highly competitive. In each of the Company’s existing and target markets, the Company competes and will continue to compete principally with the ILECs serving that area. ILECs are established providers of local telephone and exchange access services to all or virtually all telephone subscribers within their respective service areas. ILECs also have greater financial and personnel resources, brand name recognition and long-standing relationships with customers and with regulatory authorities at the federal and state levels and with most long distance carriers. Now that the RBOC subsidiaries in most states in which the Company operates are authorized to provide in-region long distance services, there can be no assurance that there will not be increased competition from those ILECs.

The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace, and from other CLECs, CAPs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. In addition, the possibility of combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. Many of these current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company, as well as other competitive advantages over the Company. In addition, some competitors are now emerging from the protection of Chapter 11 with dramatically altered financial structures that could give those entities the ability to offer more competitive rates than the Company.

The Company also competes with long distance carriers in the provisioning of long distance services. Although a few major competitors dominate the long distance and data market, hundreds of other companies also compete in the long distance and data marketplace.

In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company’s current or potential competitors, or could make it easier for additional parties to provide services. (See “Business—Competition”).

At December 31, 2002, the Company was providing services to over 10,000 customers. A key element of the Company’s future success will depend on its ability to retain these customers and minimize loss of revenue associated with customer or product churn. While the Company has historically achieved significant success in retaining customers, competition in the Company’s marketplace is intense and the Company anticipates that other carriers will seek to persuade the Company’s customers to switch service provided for some or all of their products.

Regulation.    Although passage of the Telecom Act has resulted in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In addition, although the Telecom Act, as passed, conditioned RBOCs’ provisioning of in-region long distance service on a showing that the local market has been opened to competition, in the event a RBOC has satisfied these conditions, it could (i) remove the incentive RBOCs presently have to cooperate with companies like US LEC to foster competition within their service areas so that they can qualify to offer in-region long distance by allowing RBOCs to offer such services immediately and (ii) give the RBOCs the ability to offer “one-stop shopping” for both long distance and local service. Since the RBOC subsidiary in almost every state in which the Company operates has been authorized to provide in-region long distance services, there can be no assurances that those RBOC subsidiaries will continue to cooperate willingly with the Company in the provision of services.

In addition to the specific concerns regarding the RBOCs ability to provide in-region long distance, the regulatory environment facing the Company is subject to numerous uncertainties. The FCC and PUC orders that were designed to implement the Telecom Act have been challenged in numerous proceedings. As a result, the Company must attempt to execute its business strategy without knowing the rules that will govern its operations and its dealings with other telecommunications companies, including the rates and terms under which it may charge other carriers for reciprocal compensation and other access charges. Even though a number of the past regulatory efforts by the FCC and PUCs are or have been challenged, the Company expects further rule making from the FCC and PUCs. The outcome of these challenges and the nature and scope of future rule making are unknown. In particular, the Company anticipates further efforts by other carriers, primarily ILECs and IXCs, at the FCC, PUCs and in legislative initiatives to seek to cap, reduce and/or eliminate reciprocal compensation and to cap or significantly reduce other access charges. The Company cannot predict the degree to which the ILECs and IXCs will be successful in such efforts, or, if they are, when such additional changes will take effect. If such changes result in a significant decrease in the rates which the Company may charge other carriers for reciprocal compensation and access or if such changes are retroactive, such changes could have a material adverse effect on the Company.

As the regulatory environment changes, it is possible that the Company’s strategy and its execution of the strategy may not be the optimal choice. Any such changes could also result in additional, unanticipated expenses. There can be no assurances that regulatory change will not have a material and adverse effect on the Company. (See “Business—Regulation”)

Legal Proceedings.    The Company is currently involved in arbitral, administrative and judicial proceedings and appeals thereof to collect amounts owed to the Company by other carriers. US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition. In addition ITC^DeltaCom Communications, Inc. (“ITC”) has filed a lawsuit against the Company alleging that in an effort to collect access charges from ITC for originating wireless traffic destined for ITCs toll-free customer, US LEC blocked certain signaling data for calls originated on the networks of US LEC’s wireless carrier customers that would allow the call to be identified as a wireless call. ITC’s lawsuit alleges claims based on a number of different legal theories. US LEC, through counsel, has investigated ITC’s allegations, and has discovered no evidence to support ITC’s claims. US LEC has denied ITC’s allegation and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. The Company anticipates dispositive motions will be filed shortly as the Company seeks early resolution of the case. In addition to the lawsuit filed in federal court, ITC also filed an Informal Complaint at the FCC challenging US LEC’s right to recover access charges on calls originating from wireless carriers. The informal complaint was closed without the FCC taking any action. The Company also received a separate request for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company intends to respond to the FCC’s requests. Further, the Company will discuss with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by US LEC requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material negative impact on US LEC’s results of operations.

The Company cannot predict when these matters will be formally resolved and, although Management anticipates that these pending actions and appeals will be resolved favorably, no assurance can be given that the Company will be ultimately successful in these actions or the appeals thereof or that the Company will collect all amounts that it believes to be due it from these other carriers, or that if it does collect some or all of the award due to it, when payment of the awards will be received or whether the FCC will reaffirm its prior guidance on the applicability of access charges to wireless traffic (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disputed Revenues”).

Future Capital and Operating Requirements.    Implementation of the Company’s business strategy will require significant capital and operating expenditures during 2003 and future years. The Company’s principal capital expenditures relate to the expansion of its switching platform, related infrastructure and facilities. Management expects to satisfy its capital and operating requirements primarily with current cash balances and cash flow from operations, although there can be no assurance that the actual expenditures required to implement the Company’s business strategy will not exceed amounts available from these sources. In addition, the actual amount and timing of the Company’s future expenditures may differ materially from the Company’s estimates as a result of, among other things, the number of its customers and the services for which they subscribe and regulatory, technological and competitive developments in the Company’s industry. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the implementation of the Company’s business strategy.

The Company also will continue to evaluate revenue opportunities in existing and other markets as well as potential acquisitions. The Company expects to obtain the capital required to pursue expansion and acquisition opportunities from current cash balances, the sale of additional equity or debt securities or cash generated from operations. In light of the risk factors discussed herein, there can be no assurance, however, that the Company will be successful in raising sufficient additional capital on acceptable terms or that the Company’s operations will produce sufficient positive cash flow to pursue such opportunities should they arise. Failure to raise and generate sufficient funds, or unanticipated increases in capital requirements may require the Company to delay or curtail its expansion plans, which could have a material adverse effect on the Company’s growth and its ability to compete in the telecommunications services industry. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”)

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of US LEC Corp:

Name	Age	Position
Richard T. Aab	54	Chairman of the Board and Director

Aaron D. Cowell, Jr.	40	President, Chief Executive Officer and Director

Michael K. Robinson	46	Chief Financial Officer and Executive Vice President

Richard T. Aab co-founded US LEC in June 1996 and has served as chairman of the board of directors since that time. He also served as chief executive officer from June 1996 until July 1999. Between 1982 and 1997, Mr. Aab co-founded ACC Corp., an international telecommunications company in Rochester, NY, and held various positions including chairman and chief executive officer, and served as a director.

Aaron D. Cowell, Jr. joined US LEC in June 1998 as executive vice president and general counsel. Later that year, he assumed responsibility for US LEC’s sales and field sales support functions. In 1999, his executive management duties were expanded to include US LEC’s engineering, operations, regulatory, customer care services and marketing departments. He was appointed as president and chief operating officer of US LEC in 2000. In October 2002, Mr. Cowell was also named chief executive officer and was elected to the board of directors. He also holds a position on the Executive Committee for ALTS (The Association for Local

Telecommunications Services), through which he helps promote regulations and decisions that will facilitate fair competition in the telecommunications industry. Before joining US LEC in 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large Southeastern law firm, where he represented, among others, US LEC and Alcatel, primarily in corporate finance and merger and acquisition matters. Mr. Cowell is a graduate of Harvard Law School and Duke University.

Michael K. Robinson has been US LEC’s executive vice president of finance and chief financial officer since July 1998. His responsibilities include financial controls, treasury, taxation, human resources, information systems, billing, facilities management and investor relations. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel. From 1996 to July 1998, Mr. Robinson was executive vice president and chief financial officer of Alcatel Data Networks, a developer and manufacturer of wide area network data switching equipment for carrier and enterprise solutions. Mr. Robinson was also responsible for the worldwide financial operations of the enterprise and data networking division of Alcatel. From 1989 to 1995, Mr. Robinson was vice president and chief financial officer of Alcatel Network Systems. Prior to joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. Mr. Robinson holds a masters degree in business administration from Wake Forest University.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The various leases expire during years through 2016. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company’s operations and networks are expanded and as new networks are constructed.

ITEM 3.    LEGAL PROCEEDINGS

US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access, wireless traffic and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the year ended December 31, 2002, see Note 6 to the consolidated financial statements appearing elsewhere in this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER MATTERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A common stock trades on The Nasdaq SmallCap Market under the symbol CLEC. As of March 21, 2003, US LEC Corp. had approximately 4,668 beneficial holders of its Class A common stock,. of that total, 155 were stockholders of record. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, the Company’s senior credit facility, subordinated notes and the preferred stock agreements contain certain limitations on the payment of dividends.

The following table sets forth the high and low closing price information as reported by Nasdaq during the periods indicated since the Company’s Class A Common Stock began trading publicly on April 24, 1998.

	Stock Price
2001	High	Low
First Quarter	$9.06	$4.69
Second Quarter	$6.50	$2.28
Third Quarter	$4.01	$2.32
Fourth Quarter	$6.75	$2.73

2002	High	Low
First Quarter	$5.90	$3.10
Second Quarter	$3.50	$2.12
Third Quarter	$3.75	$1.56
Fourth Quarter	$2.69	$1.60

On December 31, 2002, the Company issued $5 million of subordinated notes and warrants to purchase shares of the Company’s Class A common stock to a group of accredited investors that included the Company’s founders, Richard T. Aab and Tansukh V. Ganatra. Mr. Aab currently serves as chairman of the Company and Mr. Ganatra is a director. Neither the notes, the warrants nor the shares of Class A common stock underlying the warrants were registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities were offered and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The Company’s reliance upon this exemption was based upon the accredited status of the investors and the lack of any general solicitation in the offering.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

For the years ended December 31, 1998, 1999, 2000, 2001, and 2002

(In Thousands, Except Per Share Data and Operating Data, as noted below)

	1998	1999	2000	2001	2002
Statement of Operations:
Revenue, Net	$84,716	$175,180	$114,964	$178,602	$250,363
Network Expenses	33,646	73,613	52,684	90,298	121,127
Selling, General and Administrative	25,020	48,375	80,684	114,898	112,878
Depreciation and Amortization	4,941	11,720	24,365	35,103	45,062
Provision for Doubtful Accounts related to WorldCom*	—	—	—	—	9,500
Loss on Resolution of Disputed Revenue*	—	—	55,345	—	—
Provision (Recovery) for Disputed Receivables*	—	—	40,000	(7,042)	—
Earnings (Loss) from Operations	21,109	41,472	(138,114)	(54,655)	(38,204)
Interest Income (Expense), Net	1,623	(2,046)	(3,005)	(8,699)	(7,688)
Earnings (Loss) before Income Taxes	22,732	39,426	(141,119)	(63,354)	(45,892)
Income Taxes Provision (Benefit)	9,305	15,617	(23,727)	—	—
Net Earnings (Loss)	13,427	23,809	(117,392)	(63,354)	(45,892)
Less: Dividends on Preferred Stock	—	—	8,758	12,810	13,596
Less: Accretion of Preferred Stock Issuance Cost	—	—	336	491	521
Net Earnings (Loss) Attributable to Common Stockholders	$13,427	$23,809	$(126,486)	$(76,655)	$(60,009)
Net Earnings (Loss) Per Share—Basic	$0.53	$0.87	$(4.58)	$(2.83)	$(2.26)
Net Earnings (Loss) Per Share—Diluted	$0.52	$0.84	$(4.58)	$(2.83)	$(2.26)
Weighted Average Shares Outstanding— Basic	25,295	27,431	27,618	27,108	26,546
Weighted Average Shares Outstanding—Diluted	25,804	28,411	27,618	27,108	26,546
Other Financial Data:
Capital Expenditures	$47,292	$57,396	$109,740	$40,425	$32,029
Net Cash Flow Used in Operating Activities	(19,143)	(25,935)	(49,319)	(5,971)	(5,645)
Net Cash Flow Used in Investing Activities	(48,538)	(49,696)	(111,743)	(40,425)	(31,809)
Net Cash Flow Provided (Used) in Financing Activities	106,457	48,840	251,709	21,077	(17,333)
Operating Data:
Number of States Served (including Washington, DC)	4	7	12	13	14
Number of Local Switches	11	16	23	26	26
Number of Customers	558	1,946	3,929	6,823	10,290
Number of Employees	253	460	816	892	911
Number of Sales and Sales Support Employees	98	180	330	365	367
Balance Sheet Data:
Working Capital	$76,215	$113,109	$112,402	$59,972	$26,620
Accounts Receivable, Net	66,214	193,943	61,165	42,972	57,989
Current Assets	112,184	213,269	160,782	135,644	96,030
Property and Equipment, Net	56,219	102,002	188,052	188,436	178,810
Total Assets	170,203	320,100	373,159	333,313	285,314
Long-Term Debt (including current portion)	20,000	72,000	130,000	150,000	130,617
Series A Redeemable Convertible Preferred Stock	—	—	202,854	216,155	230,272
Total Stockholders’ Equity (Deficiency)	112,975	138,870	(22,250)	(97,325)	(153,991)

*	See Note 6 of the Company's Consolidated Financial Statements for the period ended December 31, 2002. Normal and recurring provisions for doubtful accounts are included in Selling, General and Administrative Expenses for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC’s services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, the possibility of adverse decisions related to reciprocal compensation and access charges owing to the Company, as well as the Company’s ability to begin operations in additional markets. These and other applicable risks are summarized in the “Forward-Looking Statements and Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and in other reports, which are on file with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” on page 22 of this report and the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this report.

Company Overview

US LEC Corp. (“US LEC” or the “Company) is a Charlotte, NC-based telecommunications carrier providing voice, data and Internet services to over 10,000 mid-to-large-sized business customers throughout the southeastern and mid-Atlantic United States. As of December 31, 2002, the US LEC network consisted of 26 Lucent 5ESS® AnyMedia™ digital switches, 26 Lucent CBX500 Asynchronous Transfer Mode ATM data switches, five Juniper Networks® M20™ Internet Gateway routers and an Alcatel MegaHub® 600ES tandem switch. The US LEC local service area includes Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and the District of Columbia. US LEC also offers selected voice services in Arkansas, California, Connecticut, Indiana, Massachusetts, Montana, Nevada, New York, Ohio, Texas and Wisconsin, in addition to providing data services in these and other states. The Company primarily serves telecommunications-intensive business customers including the automotive, construction, education, financial, government, healthcare, hospitality, Internet service providers, other telecommunication carriers, professional/legal, real estate, retail and transportation sectors.

US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for local, long distance, data and Internet services, and (2) carrier charges primarily including access and reciprocal compensation. End customer revenue includes local, long distance, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers (“IXCs”) for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation. The Company does not resell any incumbent local exchange carrier (“ILEC”) dial tone services. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers or mandated by the FCC. The following table provides a breakdown of the two primary components of net revenue:

	2002	2001	2000
End Customer Revenue	59%	53%	47%
Carrier Charges Including Access and Reciprocal Compensation	41%	47%	53%

US LEC was founded to establish a company that would provide a wide array of telecommunications services to its customers. US LEC has deployed a significant regional network, and as of December 2002 has active switches in 26 sites, serving over 10,000 medium to large size business customers. Management believes this customer base, achieved in less than six years, is indicative of the market’s acceptance of US LEC’s strategy and service offerings. Management expects the Company’s end customer revenue to continue to increase and carrier access revenue to continue to decrease as percentages of total revenue in future periods. This results from US LEC continuing to expand its customer base, and as carrier access rates decline due primarily from rate reductions in new agreements entered into by the Company with ILECs and IXCs and to regulatory and legislative actions.

In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company executes interconnection agreements with the incumbent carriers. The terms and conditions of the interconnection agreements are effected by the Telecom Act, decisions of state and federal regulatory bodies and negotiations with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that can not be resolved by negotiation or opt into agreements executed by the incumbent and other competitive carriers. The Company has signed or opted into interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements (See “Business—Forward Looking Statements and Risk Factors—Interconnection Agreements, and -Disputed Revenues”).

Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Net revenue increased to $250.4 million for the year ended December 31, 2002, from $178.6 million in 2001. The significant increase in revenue resulted from an increase in the total number of customers in existing markets and an increase in telecommunications traffic on the Company’s network. In 2002, the Company’s end customer revenue increased to $148.9 million, or 59% of total revenue from $93.8 million, or 53% of total revenue in 2001. End customer revenue is generated from local, long distance and data services.

The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52.0 million provision is netted on the Company’s consolidated statement of operations against a $12.0 million reduction in commissions payable on those receivables, resulting in the $40.0 million provision on the Company’s consolidated statement of operations. Management believed that this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and due to Sprint’s failure to pay US LEC’s access charges. The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the 2001 consolidated statements of operations is an amount approximating $7.0 million, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals (see Disputed Revenue below).

Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $121.1 million, or 48% of net revenue for 2002 from $90.3 million, or 50% of net revenue, for 2001. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by its customers, as well as a shift to higher network expense for end customer revenue.

Selling, general and administrative expenses for the year ended December 31, 2002 decreased to $112.9 million, or 45% of revenue, compared to $114.9 million, or 64% of revenue, for the year ended December 31, 2001, exclusive of the $9.5 million provision for doubtful accounts related to WorldCom and the $7.0 million recovery for disputed receivables in 2002 and 2001, respectively. These expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with personnel, sales and marketing, occupancy, bad debt, administration and billing, as well as legal fees associated with litigation. The decrease in selling, general and administrative expenses as a percentage of revenue in 2002 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue.

Depreciation and amortization for 2002 increased to $45.1 million from $35.1 million in 2001 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Interest income for 2002 decreased to $0.9 million from $3.2 million in 2001. The decrease in interest income in 2002 was primarily due to a decline in cash available for investing and declining rates of return on invested funds.

Interest expense for 2002 decreased to $8.6 million from $11.9 million in 2001. This decrease in interest expense was primarily due to a decrease in the amounts borrowed resulting from over $22.0 million in principal payments made under the Company’s senior credit facility in addition to declining interest rates.

For the years ended December 31, 2002 and 2001 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

Net loss for 2002 amounted to $45.9 million, compared to a net loss of $63.4 million for 2001. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2002 and 2001 amounted to $13.6 million and $12.8 million, respectively (See Note 5 of the Company’s consolidated financial statements). The accretion of preferred stock issuance cost was $0.5 million for each of the years ended December 31, 2002 and 2001.

As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2002 amounted to $60.0 million or $2.26 per diluted share as compared to $76.7 million, or $2.83 per diluted share for 2001. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Net revenue increased to $178.6 million for the year ended December 31, 2001, from $115.0 million in 2000. The significant increase in revenue resulted from an increase in the total number of customers in existing markets and an increase in telecommunications traffic on its network. In 2001, the Company’s end customer revenue increased to $93.8 million or 53% of total revenue from $54.2 million or 47% of total revenue in 2000.

The loss on the resolution of disputed revenue in 2000 was a result of an order issued by the North Carolina utilities commission on March 31, 2000 (the “March 31 NCUC Order”) that relieved BellSouth from paying reciprocal compensation to US LEC for any minutes of use attributable to the network operated by Metacomm, a customer of BellSouth and US LEC, or any similar network. As a result of this order, the Company recorded a pre-tax non-recurring non-cash charge of $55.3 million in the first quarter of 2000. This charge was composed of the write-off of approximately $153.0 million in receivables related to reciprocal compensation revenue offset by a previously established allowance of $39.0 million, and a reduction of approximately $59.0 million in reciprocal compensation commissions payable to Metacomm.

The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52.0 million provision is netted on the Company’s consolidated statement of operations against a $12.0 million reduction in commissions payable on those receivables, resulting in the $40.0 million provision on the Company’s consolidated statement of operations. Management believed that this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and due to Sprint’s failure to pay US LEC’s access charges. The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the consolidated statements of operations is an amount approximating $7.0 million, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals (see Disputed Revenue below).

Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $90.3 million, or 50% of revenue for 2001 from $52.7 million, or 45% of revenue, for 2000. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by its customers, as well as a shift to lower margin end customer revenue.

Selling, general and administrative expenses for the year ended December 31, 2001 increased to $114.9 million, or 64% of revenue, compared to $80.7 million, or 70% of revenue, for the year ended December 31, 2000. This increase was primarily a result of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds products, such as expenses associated with personnel, sales and marketing, occupancy, administration and billing, as well as legal expenses associated with litigation. The decrease in selling, general and administrative expenses as a percentage of revenue in 2001 was primarily due to expense control, an improvement in back office efficiencies and growth in end customer revenue.

Depreciation and amortization for 2001 increased to $35.1 million from $24.4 million in 2000 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Interest income for 2001 decreased to $3.2 million from $4.8 million in 2000. The decrease in interest income in 2001 was primarily due to a decline in cash available for investing and declining rates of return on invested funds.

Interest expense for 2001 increased to $11.9 million from $7.8 million in 2000. This increase in interest expense was primarily due to increased borrowings under the Company’s senior secured credit facility partially offset by declining interest rates.

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

Net loss for 2001 amounted to $63.4 million, compared to a net loss of $117.4 million for 2000. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2001 and 2000 amounted to $12.8 million and $8.8 million, respectively (See Note 5 of the Company’s consolidated financial statements). The accretion of preferred stock issuance cost was $0.5 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively.

As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2001 amounted to $76.7 million or ($2.83) per diluted share as compared to $126.5 million, or ($4.58) per diluted share for 2000. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Liquidity and Capital Resources

The Company completed the build-out of its announced network and switch locations during the year ended December 31, 2001. Fiscal 2002 was the first year that all 26 switching centers were operational for the entire year. The Company has experienced net losses for the past three fiscal years, although these losses have decreased annually, and has a total stockholders’ deficiency of $154.0 million at December 31, 2002. Primary funding for the completion of the build-out and for supporting company operations during these recent years came from borrowings under the Company’s senior secured credit facility and from the proceeds received from the issuance of Series A Mandatorily Redeemable Preferred Stock. The Company began the required principal payments on the senior secured credit facility during 2002, and is fully borrowed against this facility. The amount outstanding under the senior secured credit facility at December 31, 2002 was $127.9 million. Also during this period, the Company has focused its operating strategy on growing end customer revenue, customer retention, improving the efficiency of its network operations and in controlling selling and administrative costs and capital expenditures. Recent quarterly results have shown increases in total revenue, end customer revenue, the number of customers and other operating metrics. Although the magnitude of capital expenditures required has declined since the network build-out was completed, there will still be substantial investment required as new customers are added to the Company’s network. In connection with its quarterly filing for the period ended September 30, 2002, Company management disclosed that it believed that cash on hand would be sufficient to fund operating, investing and financing activities into the third quarter of 2003. It also disclosed that is was aggressively pursuing other options to obtain additional financing, and improve liquidity to fund operations beyond September 30, 2003. During the quarter ended December 31, 2002, the Company completed an amendment of its senior credit facility and, as a condition to complete this amendment, issued subordinated notes with warrants in the amount of $5.0 million. The credit facility amendment, further described below, provided for the deferral of previously required principal payments to later years, and revised the Company’s covenant requirements based on a business plan supplied to its senior lenders. Company management believes its operating results will be sufficient, in conjunction with the deferral of principal payments resulting from the amended facility, and in consideration of the cash on hand at December 31, 2002 of $25.7 million, to meet its operating, investing and financing obligations for a period at least through December 31, 2003 as they come due. Also in the opinion of management, the Company will be in compliance with its covenant requirements.

On December 31, 2002, the Company amended its senior secured credit facility. As a condition to amending the senior secured credit facility, the Company’s senior lenders required an investment of $5.0 million in the Company. Therefore, concurrent with amending the senior secured credit facility, the Company received gross proceeds of $5.0 million through the issuance of 11% subordinated notes with a face amount of $5.0 million (the “Subordinated Notes”) and warrants to purchase shares of the Company’s common stock (the “2002 Warrants”). The $5.0 million was invested by a group of private investors that included the Company’s founders, Richard T. Aab and Tansukh V. Ganatra. Mr. Aab currently serves as Chairman of the Company and Mr. Ganatra serves as a director.

As amended, the senior secured credit facility is comprised of a $102.9 million term loan and a $25.0 million revolving credit facility. The Company made an $8.0 million principal payment on the term loan in connection with the amendment, reducing the outstanding balance from $110.9 million to $102.9 million. The interest rate for the facility is a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Advances under the credit agreement as of December 31, 2002 bear interest at an average annual rate of approximately 5.75%. The facility is secured by a security interest in substantially all of the Company’s assets.

In amending the senior secured credit facility, the Company deferred $30.0 million of term loan principal payments from 2003 and 2004 to 2005 and 2006; deferred repayment of the $25.0 million outstanding under the revolving facility from 2005 to 2006; agreed to pay additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006, and agreed to revised financial covenants.

As amended, in addition to regular scheduled quarterly principal payments, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Subordinated Note holders. These mandatory prepayments are scheduled to be $0.3 million in 2003, 2004, 2005 and 2006. There are no other regular scheduled principal payments due during 2003, $0.5 million in principal payments are due in March and June 2004, $3.2 million is due in September 2004, $6.2 million is due in December 2004, $11.4 million is payable in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $11.1 million is due when the term loan matures in December 2006.

The revised financial covenants were designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined), limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Measurements of the revised covenants will commence in 2003. Management believes that the Company will be in compliance with all financial covenants for a period at least through December 2003. The operating results reflected in the business plan are dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through December 2003. If a waiver or amendment of the financial covenant cannot not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

The $5.0 million in gross proceeds received on December 31, 2002 was allocated, based on the approximate relative fair values, $2.7 million to the Subordinated Notes and $2.3 million to the 2002 Warrants. The Subordinated Notes are included in long-term debt and the 2002 Warrants are included in additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2002. The Subordinated Notes bear interest at an annual rate of 11% payable monthly, have a five-year term and are subordinated to the senior credit facility. The discount on the Subordinated Notes will be amortized over the term of the notes. The Subordinated Note holders received warrants to purchase 1,737 and 895 shares of the Company’s common stock at an exercise price of $1.90 and $2.06 per share, respectively. The 2002 Warrants are exercisable immediately and expire upon the earlier of 10 years or five years from the repayment in full of the Subordinated Notes. The Company granted the 2002 Warrant holders demand and piggyback registration rights with respect to the common stock underlying the 2002 Warrants.

Cash used in operating activities was approximately $5.6 million in 2002 compared to $6.0 million in 2001. The decrease in cash used in operating activities was primarily due to a reduction of cash used from operating activities prior to changes in working capital of $41.7 million, offset by an increase in cash used of $41.3 million for working capital purposes, primarily resulting from an increase in accounts receivable of $15.0 million from the prior year. The Company received payment of approximately $50.0 million from BellSouth and Sprint during 2001 as a result of its settlements with both companies over disputed revenues (see Disputed Revenue below).

Cash used in investing activities decreased to $31.8 million in 2002 from $40.4 million in 2001. The investing activities are related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures are expected to be consistent with those in 2002.

Cash used by financing activities was $17.3 million in 2002 compared to $21.1 million cash provided for 2001 due to the increase in repayments, net of borrowings, under the Company’s amended senior secured credit facility in 2002.

The restricted cash balance of $1.1 million and $1.3 million as of December 31, 2002 and 2001, respectively, serves as collateral for letters of credit related to certain office leases. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

The following table provides a summary of the Company’s contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

	Dollars in millions
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt (1)	$127.9	$0.3	$127.6	$—	$—
Subordinated Notes (2)	5.0	—	—	5.0	—
Operating leases	49.9	7.4	7.2	6.5	28.8

Total contractual cash obligations	$182.8	$7.7	$134.8	$11.5	$28.8

(1)	Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. The Company will also accrue additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006.
(2)	Interest is payable monthly on the $5.0 million face value of the Subordinated Notes at an annual rate of 11%. In addition, the discount on the Subordinated Notes, determined based upon the relative fair values of the notes and related warrants, totaled $2.3 million. This amount will be amortized to the statement of operations until the maturity date of the Subordinated Notes.

Disputed Revenues

The deregulation of the telecommunications industry, the implementation of the Telecom Act enacted on February 8, 1996 and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, access rates applicable to different categories of traffic such as traffic originating from or terminating to cellular or wireless users and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below.

Reciprocal Compensation—On April 27, 2001, the FCC released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to ISPs. The interpretation and enforcement of the Remand Order will likely be the most important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

While the Remand Order provides greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company’s pending arbitral, state regulatory commission and judicial proceedings seeking to collect compensation for traffic previously terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; and whether the incumbent carrier will efficiently trigger the rate reductions and other limitations set forth in the Remand Order.

On May 3, 2002, the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) rejected the FCC’s legal analysis in the Remand Order and again remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand affects pending disputes over reciprocal compensation for ISP traffic, how the Remand Order will be interpreted or whether affected parties will undertake new challenges to the ISP compensation structure established by the Remand Order.

If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company’s future operations. For further discussion of the Remand Order, see “Business—Regulation”.

On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the “Settlement Agreement”) by which the Company and BellSouth resolved outstanding reciprocal compensation receivables in the various states in which both of us operate and other past payments. BellSouth agreed to pay US LEC approximately $31.0 million, in addition to approximately $10.0 million it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order.

In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission (“VSCC”) and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company’s filing a complaint against Verizon at the FCC, and in a separate, but related, case, the FCC held that the contract with Verizon (that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision is on appeal. In June 2002, Verizon filed a complaint against the Company in the United States District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company moved to dismiss Verizon’s complaint based on a number of factors; the Court took the Company’s motion under advisement and directed the Company to initiate a proceeding against Verizon at the FCC. On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and has placed it on an administrative hold. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute will be resolved or whether the Company will ultimately be successful.

Disputed Access Revenues—A number of IXCs have refused to pay access charges to CLECs, including the Company, alleging that the access charges exceed the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Access Order”) in which it established a benchmark rate at which a CLECs interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for originating and terminating interstate toll and toll free traffic.

The Access Order should provide certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC benchmark even though above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company. For a more complete description of the Access Order, please see “Business—Regulation”.

On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the “BTI Decision”), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. (“BTI”) were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association (“NECA”). The FCC based this holding on the limited evidence before it, tending to show that BTIs operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. Appeals of the BTI Decision were subsequently withdrawn. As with the Access Order described above, the BTI Decision’s effect on the Company will depend on how the order is interpreted. If the BTI Decision is interpreted in a manner adverse to the Company, such result could have a material adverse effect on the Company.

By settlement dated October 5, 2001, Sprint and the Company resolved their litigated dispute over access charges. Sprint paid the Company approximately $8.0 million, in addition to approximately $1.5 million it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001.

Due to the federal bankruptcy filing by WorldCom, during the quarter ended June 30, 2002, the Company established an additional provision of $9.5 million for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. The Company is pursuing its claim for the payment of all outstanding charges in the WorldCom bankruptcy proceeding, but is fully reserved for the amount due from WorldCom for all pre-petition amounts.

On September 18, 2002, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition. In addition ITC^DeltaCom Communications, Inc. (“ITC”) has filed a lawsuit against the Company alleging that in an effort to collect access charges from ITC for originating wireless traffic destined for ITCs toll-free customer, US LEC blocked certain signaling data for calls originated on the networks of US LEC’s wireless carrier customers that would allow the call to be identified as a wireless call. ITC’s lawsuit alleges claims based on a number of different legal theories. US LEC, through counsel, has investigated ITC’s allegations, and has discovered no evidence to support ITC’s claims. US LEC has denied ITC’s allegation and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. The Company anticipates dispositive motions will be filed shortly as the Company seeks early resolution of the case. In addition to the lawsuit filed in federal court, ITC also filed an Informal Complaint at the FCC challenging US LEC’s right to recover access charges on calls originating from wireless carriers. The informal complaint was closed without the FCC taking any action. The Company also received a separate request for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company intends to respond to the FCC’s requests. Further, the Company will discuss with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by US LEC requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material negative impact on US LEC’s results of operations.

In light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues billed by the Company. Such events, in the aggregate, could have an adverse effect on the Company’s performance in future periods. The Company is unable to predict such events at this time.

Legislation—Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company and its future financial results.

Interconnection Agreements with ILECs—The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company and is awaiting results from those arbitrations from several PUCs. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

Interconnection with Other Carriers—The Company anticipates that as its interconnections with various carriers increase, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. The Company does not anticipate that it will be cost effective to negotiate agreements with every carrier with which the Company exchanges originating and/or terminating traffic. The Company will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

Critical Accounting Policies and Estimates

Revenue Recognition—The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists (2) services have been rendered (3) seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.

US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for local, long distance, data and Internet services, and (2) carrier charges including access and reciprocal compensation. End customer revenue includes local, long distance, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by IXCs for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation. The Company does not resell any ILEC dial tone services. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier’s network.

If a significant disputed revenue situation exists, revenue is recorded at amounts at which management believes collectibility is reasonably assured.

The Company defers installation revenue from contracts with end customers and other carriers net of certain incentives. This deferred revenue is being amortized over the period of expected benefit of these costs, which is the average initial term of the related contract.

Carrier revenues are recorded net of amounts due to external parties under each respective telecommunications service contract. Early termination fees are recognized when paid and revenue related to billings in advance of providing service is deferred and recognized when earned.

Network Expenses—Network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 80% of the Company’s network expenses and usage sensitive charges which comprise approximately 20% of the Company’s network expenses. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Network expenses include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company’s financial statements. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s off-net toll, toll-free services, access charges and reciprocal compensation owed to other carriers. Also included in network expense are the amortization of deferred customer and network installation costs, which are discussed in more detail below.

Provisions for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, and 3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

Deferred Customer and Network Installation Costs—The Company incurs and capitalizes certain costs in connection with the required expansion of its telecommunications network infrastructure to provide service to new customers. These costs are comprised of payments for equipment and services provided by external parties in connecting the telecommunication systems of new customers to the Company’s telecommunication platform as well as expenditures for expanding the network when customer growth requires capacity enhancements. These two types of costs are referred to as customer installation costs and network installation costs. Customer installation costs represent incremental direct costs to enhance the Company’s telecommunications network to allow the Company to provide services to new customers under contract. These costs result directly from entering into a new customer contract and would not have been incurred by the Company had a new contract not been entered into. These costs are amortized over the average initial term of open contracts, which is currently 30 months.

Network installation costs are paid to local exchange carriers and IXCs for installing circuits and trunks to insure adequate capacity on the Company’s network to serve existing and new customers. These costs are paid to external parties for the installation of circuits and trunks required in order to provide and market services to new customers. Network installation costs are amortized over 60 months, the expected useful life of the circuits and trunks that are installed.

Impairment of Long-Lived Assets—The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Effect of Recently Issued Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The adoption of SFAS No. 133 did not have a material effect on its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, but retains many of its fundamental provisions. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains the requirement to report discontinued operations separately from continuing operations and expands the scope of transactions that qualify as discontinued operations. SFAS No. 144 was effective for the Company for financial statements issued for the fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s results of operations.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying Accounting Principles Board (APB) Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The application of such provisions of SFAS No. 145 is not expected to have a material effect on the Company’s results of operations.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.” The adoption of SFAS No. 146 is not expected to significantly impact the Company’s financial statements or future results of operations.

In November 2002, FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to guarantees and its initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 does not significantly impact the Company’s financial statements or disclosures, nor is it expected to significantly impact future results of operations or financial position.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148 in these consolidated financial statements and accompanying notes.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of FIN 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of FIN 46 no later than the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is not expected to significantly impact the Company’s financial statements or future results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2002, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate bank debt of $127.9 million as of December 31, 2002. Currently, quarterly interest expense, net of interest income, is approximately $2.0 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.3 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

Although US LEC does not currently utilize any interest rate management tools, it continues to evaluate the use of derivatives such as, but not limited to, interest rate swap agreements to manage its interest rate risk. As the Company’s investments are all short-term in nature and a majority of its long-term debt is at variable short-term rates, management believes the carrying values of the Company’s financial instruments approximate fair values.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

US LEC Corp.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 24, 2003

(March 20, 2003 as to second paragraph in Note 13)

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$25,715	$80,502
Restricted cash	1,080	1,300
Accounts receivable (net of allowance of $23,180 and $12,263 at December 31, 2002 and 2001, respectively)	57,989	42,972
Deferred income taxes	2,805	1,840
Prepaid expenses and other assets	8,441	9,030

Total current assets	96,030	135,644
Property and Equipment, Net	178,810	188,436
Other Assets	10,474	9,233

Total Assets	$285,314	$333,313

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$10,203	$10,747
Accrued network costs	26,952	17,877
Commissions payable	7,886	6,679
Accrued expenses—other	16,015	14,928
Deferred revenue	8,048	6,691
Long-term debt—current portion	306	18,750

Total current liabilities	69,410	75,672

Long-Term Debt	130,311	131,250
Deferred Income Taxes	2,805	1,840
Other Liabilities	6,507	5,721
Commitments and Contingencies (Note 6)
Series A Mandatorily Redeemable Convertible Preferred Stock (10,000 authorized shares, 235 and 222 shares issued and accrued with redemption values of $235 and $222 at December 31, 2002 and 2001, respectively) (Note 5)	230,272	216,155
Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 26,895 and 26,388 shares outstanding at December 31, 2002 and 2001, respectively)	269	264
Additional paid-in capital (Note 10)	78,526	76,421
Retained deficit	(232,786)	(172,777)
Unearned compensation—stock options	—	(1,233)

Total stockholders’ deficiency	(153,991)	(97,325)

Total Liabilities and Stockholders’ Deficiency	$285,314	$333,313

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001, and 2000

(In Thousands, Except Per Share Data)

	2002	2001	2000
Revenue, Net	$250,363	$178,602	$114,964
Network Expenses	121,127	90,298	52,684
Depreciation and Amortization	45,062	35,103	24,365
Selling, General and Administrative Expenses	112,878	114,898	80,684
Provision for Doubtful Accounts related to WorldCom (Note 6)	9,500	—	—
Loss on Resolution of Disputed Revenue (Note 8)	—	—	55,345
Provision (Recovery) for Disputed Receivables, Net (Note 6)	—	(7,042)	40,000

Loss from Operations	(38,204)	(54,655)	(138,114)
Other (Income) Expense
Interest Income	(865)	(3,171)	(4,834)
Interest Expense (Note 4)	8,553	11,870	7,839

Loss Before Income Taxes	(45,892)	(63,354)	(141,119)
Income Tax Benefit (Note 7)	—	—	(23,727)

Net Loss	(45,892)	(63,354)	(117,392)

Less: Preferred Stock Dividends	13,596	12,810	8,758
Less: Accretion of Preferred Stock Issuance Cost	521	491	336

Net Loss Attributable to Common Stockholders	$(60,009)	$(76,655)	$(126,486)

Net Loss Attributable to Common Stockholders Per Common Share (Note 11):
Basic and Diluted	$(2.26)	$(2.83)	$(4.58)

Weighted Average Number of Shares Outstanding (Note 11):
Basic and Diluted	26,546	27,108	27,618

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2002	2001	2000
Operating Activities
Net loss	$(45,892)	$(63,354)	$(117,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,062	35,103	24,365
Loss on resolution of disputed revenue	—	—	55,345
Deferred compensation	21	446	150
Deferred income taxes	—	1,840	(23,727)
Provision (recovery) for significant receivables, net	9,500	(7,042)	40,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(24,517)	25,234	(33,534)
Prepaid expenses and other assets	821	(6,068)	(1,414)
Other assets	(992)	(2,294)	(2,827)
Accounts payable	(841)	2,308	1,131
Deferred revenue	1,356	3,341	1,648
Accrued network costs	9,075	8,575	(4,460)
Customer commissions payable	1,207	(10,193)	5,169
Other liabilities—noncurrent	788	1,406	4,041
Accrued expenses—other	(1,233)	4,727	2,186

Total adjustments	40,247	57,383	68,073

Net cash used in operating activities	(5,645)	(5,971)	(49,319)

Investing Activities
Purchase of property and equipment	(32,029)	(40,425)	(111,616)
Redemption of certificates of deposit and restricted cash	220	—	(127)

Net cash used in investing activities	(31,809)	(40,425)	(111,743)

Financing Activities
Net proceeds from issuance of Series A Preferred Stock	—	—	193,760
Proceeds from exercise of stock options, warrants, and ESPP	1,003	1,425	1,105
Proceeds from issuance of subordinated notes and warrants	4,650	—	—
Proceeds from long-term debt	—	20,000	155,000
Payments on long-term debt	(22,062)	—	(97,000)
Payment for deferred loan fees	(924)	(348)	(1,156)

Net cash provided (used) by financing activities	(17,333)	21,077	251,709

Net (Decrease) Increase in Cash and Cash Equivalents	(54,787)	(25,319)	90,647
Cash and Cash Equivalents, Beginning of Period	80,502	105,821	15,174

Cash and Cash Equivalents, End of Period	$25,715	$80,502	$105,821

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$8,957	$10,568	$7,377

Cash Paid for Taxes	$—	$—	$—

Supplemental Noncash Investing and Financing Activities:
At December 31, 2002, 2001, and 2000, $5,749, $5,452, and $10,696 respectively, of property and equipment additions are included in outstanding accounts payable
At December 31, 2002, $350 was a receivable from certain investors relating to the $5,000 subordinated notes with warrants.

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2002, 2001 and 2000

(In Thousands)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation Stock Options	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	10,426	104	17,076	171	108,665	30,365	(435)	138,870
Exercise of stock options	28	—	—	—	286	—	—	286
Exercise of warrants	131	1	—	—	372	—	—	373
Tax effects related to stock options and warrants	—	—	—	—	228	—	—	228
Issuance of Shares	108	1	—	—	442	—	—	443
Unearned compensation—stock options	—	—	—	—	(65)	—	216	151
Accretion of preferred stock issuance cost	—	—	—	—	—	(336)	—	(336)
Conversion of Class B Common Shares								—
to Class A Common Shares	241	3	(241)	(3)	—	—	—	—
Deemed distribution to related party	—	—	—	—	(36,115)	—	—	(36,115)
Preferred Stock Dividends	—	—	—	—	—	(8,758)	—	(8,758)
Net loss	—	—	—	—	—	(117,392)	—	(117,392)

Balance, December 31, 2000	10,934	109	16,835	168	73,813	(96,121)	(219)	(22,250)
Exercise of stock options	2	1	—	—	7	(1)	—	7
Issuance of Shares	618	6	—	—	1,413	—	—	1,419
Unearned compensation—stock options	—	—	—	—	1,460		(1,014)	446
Accretion of preferred stock issuance cost	—	—	—	—		(491)		(491)
Conversion of Class B Common Shares to Class A					—		—	—
Common Shares and effects of recapitalization	14,834	148	(16,835)	(168)	20			—
Preferred stock dividends	—	—	—	—	—	(12,810)	—	(12,810)
Costs Associated with Recapitalization	—	—	—	—	(292)		—	(292)
Net loss	—	—	—	—		(63,354)		(63,354)

Balance, December 31, 2001	26,388	264	—	—	76,421	(172,777)	(1,233)	(97,325)
Exercise of stock options and warrants					2			2
Issuance of ESPP Stock	507	5			996			1,001
Unearned Compensation—Stock Options (Note 10)					(1,213)		1,233	20
Preferred Stock Dividends						(13,596)		(13,596)
Accretion of Preferred Stock Issuance Fees						(521)		(521)
Issuance of Warrants (Note 4)					2,320			2,320
Net Loss						(45,892)		(45,892)

Balance, December 31, 2002	26,895	$269	—	—	$78,526	$(232,786)	$—	$(153,991)

See Notes to Consolidated Financial Statements

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2001, and 2000

(In Thousands, Except Per Share Data)

1.    ORGANIZATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of US LEC Corp. and its ten wholly owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The Company was incorporated in 1996 and in 1998 completed an initial public offering of its common stock.

The Company, through its subsidiaries, provides switched local and long distance voice services, toll free services, frame relay, high speed internet, Asynchronous Transfer Mode (“ATM”), web hosting and other services primarily to medium to large businesses and other organizations in selected markets in the southeastern and mid-Atlantic United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists (2) services have been rendered (3) seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for local, long distance, data and Internet services, and (2) carrier charges primarily including access and reciprocal compensation. End customer revenue includes local, long distance, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers (“IXCs”) for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation. The Company does not resell any incumbent local exchange carrier (“ILEC”) dial tone. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier’s network.

If a significant disputed revenue situation exists, revenue is recorded at amounts at which management believes collectibility is reasonably assured.

Revenues are recorded net of amounts that are due to a customer or outside sales agent pursuant to each respective telecommunications service contract. For the years ended December 31, 2002, 2001 and 2000 amounts incurred under these contracts of $26,208, $22,812 and $18,784, respectively, are netted with gross carrier revenues in the accompanying consolidated financial statements. Early termination fees are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned.

The Company defers installation revenue from contracts with end customers and with other carriers net of certain incentives. The Company is amortizing this revenue over the period of expected benefit, which is the average initial term of the related contracts. As of December 31, 2002 and 2001, the Company had $2,042 and $1,440, respectively, recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $3,191 and $2,428 as of December 31, 2002 and 2001, respectively, recorded in Other Liabilities for the non-current portion of the Deferred Revenue.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network Expenses—The Company’s network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 80% of the Company’s network expenses and usage sensitive charges which comprise approximately 20% of the Company’s network expenses. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. US LEC, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The restricted cash balance as of December 31, 2002 and 2001 serves as collateral for letters of credit related to certain office leases. These letters of credit renew annually. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Accounts Receivable—The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, and 3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

Deferred Installation Costs—The Company defers installation charges from ILECs related to new customers contracts associated with network and end customer facilities. These costs are comprised of payments for equipment and services provided by external parties in connecting the telecommunication systems of new customers to our telecommunication platform. The Company is amortizing these costs over the average initial term of the related contracts which is 30 months. During the years ended December 31, 2002 and 2001, the Company amortized $4,453 and $2,059, respectively, of deferred installation charges into Network Expenses. As of December 31, 2002 and 2001, the Company had $4,119 and $3,510, respectively, recorded in Other Current Assets and $4,128 and $2,999, respectively, recorded in Other Assets in the accompanying consolidated balance sheets relating to unamortized deferred installation charges.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements as noted below.

The estimated useful lives of the Company’s principal classes of property and equipment are as follows:

Telecommunications switching and other equipment	5-9 years
Office equipment, furniture and other	5 years
Leasehold improvements	The lesser of the estimated useful lives or the lease term

The Company capitalized $1,478 and $1,638 in payroll related costs during the years ended December 31, 2002 and 2001, respectively, in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These assets are amortized over five years.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets—The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Determination of impairment results from a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Accrued Network Costs—Accrued network costs include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company’s financial statements.

Debt Issuance Cost—The Company capitalizes costs associated with securing long-term debt and amortizes such costs over the term of the debt agreement. The Company had deferred debt issuance costs (net of accumulated amortization of $2,619 and $1,765) of $4,290 and $3,922 as of December 31, 2002 and 2001, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 4)

Fair Value of Financial Instruments—Management believes the fair values of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivables, accounts payable, accrued network costs and subordinated notes approximate their carrying value. In addition, because the majority of long-term debt consists of variable rate instruments, management believes their carrying values approximate fair values.

Income Taxes—Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

Concentration of Risk—The Company is exposed to concentration of credit risk principally from trade accounts receivable due from end customers and carriers. The Company’s end customers are located in the southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company’s most significant trade receivables are from a few large telecommunications carriers.

The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements for all states in which it operates.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to revenue recognition, the allowance for doubtful accounts receivable, estimated end customer contract life, accrual of network costs payable to other telecommunications entities, income tax valuation allowance, and conclusions regarding the impairment of and the estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising—The Company expenses advertising costs in the period incurred. Advertising expense amounted to $1,287, $1,473 and $1,190 for 2002, 2001 and 2000, respectively.

Significant Customer—In 2002, 2001 and 2000 BellSouth, operating in the majority of the Company’s markets, accounted for approximately 5%, 10% and 15%, respectively, of the Company’s net revenue. The majority of this revenue was generated from reciprocal compensation. Although reciprocal compensation owed to the Company by BellSouth is not customer revenue in the traditional sense, BellSouth is disclosed here due to their significance. At December 31, 2002, 2001 and 2000, BellSouth accounted for 5%, 16% and 70%, of the Company’s total accounts receivable before allowance, respectively. The majority of such receivables and revenues in 1999, resulted from traffic associated with Metacomm, LLC (“Metacomm”), a customer of the Company and BellSouth, which became a related party to the Company during 1998. During 2000, Metacomm ceased to be a customer of BellSouth and the Company and no revenue was recorded in 2000 related to Metacomm traffic. As a result of the March 31, 2000 order issued by the North Carolina Utilities Commission (“NCUC”) denying reciprocal compensation to the Company from traffic associated with the Metacomm network, the Company recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000. During 2001, the Company and BellSouth entered into a settlement agreement (the “Settlement Agreement”) by which they resolved outstanding reciprocal compensation disputes in the various states in which both operate and other past payments (see Note 6 to the Company’s consolidated financial statements).

Stock Based Compensation—The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2002	2001	2000
Net loss, as reported	$(45,892)	$(63,354)	$(117,392)
Preferred dividends	(13,596)	(12,810)	(8,758)
Accretion of preferred stock issuance fees	(521)	(491)	(336)

Net loss attributable to common shareholders, as reported	$(60,009)	$(76,665)	$(126,486)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	21	446	150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,106)	(7,546)	(4,194)

Pro forma net loss	$(54,094)	$(83,755)	$(130,530)
Weighted average shares outstanding	26,546	27,108	27,618
Loss per share:
Basic and diluted, as reported	$(2.26)	$(2.83)	$(4.58)
Basic and diluted, pro forma	$(2.41)	$(3.09)	$(4.73)

The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield in 2002, 2001 and 2000; volatility of 80%, 80%, and 80%, for 2002, 2001, and 2000, respectively, an average risk-free interest rate of 3.0%, 6.0%, and 6.5%, for 2002, 2001, and 2000, respectively, an expected life of 12 months for the warrants issued prior to 2002 and 4.7, 4.9 and 5.0 years for the stock options in 2002, 2001, and 2000 respectively. The weighted average remaining contractual life of warrants and stock options outstanding at December 31, 2002 was 9.6 years and 7.3 years, respectively.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at December 31, 2001 (the “issue date”). Compensation cost was estimated based upon the intrinsic value of the award at the issue date.

Reclassifications—Certain reclassifications have been made to 2000 and 2001 amounts to conform to the 2002 presentation.

Recent Accounting Pronouncements—Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The adoption of SFAS No. 133 did not have a material effect on its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, but retains many of its fundamental provisions. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains the requirement to report discontinued operations separately from continuing operations and expands the scope of transactions that qualify as discontinued operations. SFAS No. 144 was effective for the Company for financial statements issued for the fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s results of operations.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying Accounting Principles Board (APB) Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The application of such provisions of SFAS No. 145 is not expected to have a material effect on the Company’s results of operations.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.” The adoption of SFAS No. 146 is not expected to significantly impact the Company’s financial statements or future results of operations.

In November 2002, FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantee. FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to guarantees and its initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 does not significantly impact the Company’s financial statements or disclosures, nor is it expected to significantly impact future results of operations or financial position.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148 in these consolidated financial statements and accompanying notes.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of FIN 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of FIN 46 no later than the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is not expected to significantly impact the Company’s financial statements or future results of operations.

3.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, is summarized by major class as follows:

	2002	2001
Telecommunications switching and other equipment	$185,195	$161,178
Office equipment, furniture and other	82,627	72,805
Leasehold improvements	28,096	28,176

	295,918	262,159
Less accumulated depreciation and amortization	(117,108)	(73,723)

Total	$178,810	$188,436

4.    LONG-TERM DEBT

On December 31, 2002, the Company amended its senior secured credit facility. As a condition to amending the senior secured credit facility, the Company’s senior lenders required an investment of $5,000 in the Company. Therefore, concurrent with amending the senior secured credit facility, the Company received gross proceeds of $5,000 through the issuance of 11% subordinated notes with a stated value of $5,000 (the

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Subordinated Notes”) and warrants to purchase shares of the Company’s common stock (the “2002 Warrants”). The $5,000 was invested by a group of private investors that included the Company’s founders, Richard T. Aab and Tansukh V. Ganatra. Mr. Aab currently serves as Chairman of the Company and Mr. Ganatra serves as a director.

As amended, the senior secured credit facility is comprised of a $102,937 term loan and a $25,000 revolving credit facility. The Company made an $8,000 principal payment on the term loan in connection with the amendment, reducing the outstanding balance from $110,937 to $102,937. The interest rate for the facility is a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Advances under the credit agreement as of December 31, 2002 bear interest at an average annual rate of approximately 5.75%. The facility is secured by a security interest in substantially all of the Company’s assets.

In amending the senior secured credit facility, the Company deferred $30,000 of term loan principal payments from 2003 and 2004 to 2005 and 2006; deferred repayment of the $25,000 outstanding under the revolving facility from 2005 to 2006; agreed to pay additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006, and agreed to revised financial covenants.

As amended, in addition to regular scheduled quarterly principal payments, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Subordinated Note holders. These mandatory prepayments are scheduled to be $306, $335, $340 and $337 in 2003, 2004, 2005 and 2006 respectively. There are no other regular scheduled principal payments due during 2003, $500 in principal payments are due in March and June 2004, $3,188 is due in September 2004, $6,250 is due in December 2004, $11,446 is payable in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $11,064 is due when the term loan matures in December 2006.

The revised financial covenants were designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined); limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Measurements of the revised covenants will commence in 2003. Management believes that the Company will be in compliance with all financial covenants for a period at least through December 2003 based on projected operating results. The operating results reflected in the business plan are dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through December 2003. Although there can be no assurances, management believes if this were to occur it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

The $5,000 in gross proceeds received on December 31, 2002 was allocated, based on the approximate relative fair values, $2,680 to the Subordinated Notes and $2,320 to the 2002 Warrants. The Subordinated Notes are included in long-term debt and the 2002 Warrants are included in additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2002. The Subordinated Notes bear interest at an annual rate of 11% payable monthly, have a five-year term and are subordinated to the senior credit facility. The

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount on the Subordinated Notes will be amortized over the term of the notes. The Subordinated Note holders received warrants to purchase 1,737 and 895 shares of the Company’s common stock at an exercise price of $1.90 and $2.06 per share, respectively. The 2002 Warrants are exercisable immediately and expire upon the earlier of 10 years or five years from the repayment in full of the Subordinated Notes. The Company granted the 2002 Warrant holders demand and piggyback registration rights with respect to the common stock underlying the 2002 Warrants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:	Senior Secured Credit Facility	Subordinated Notes	Total

2003	306	—	306
2004	10,772	—	10,772
2005	46,122	—	46,122
2006	70,737	—	70,737
2007	—	2,680	2,680

Total	127,937	2,680	130,617

5.    SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) to affiliates of Bain Capital, Inc. (Bain) and Thomas H. Lee Partners, L.P. (THL). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at US LEC’s option, in cash or shares of Series A Preferred Stock over the next seven years. In addition, the Series A Preferred Stock participates on a pro rata basis in the dividends payable to common shareholders. As of December 31, 2002, the Company issued $35,164 in Series A Preferred Stock Dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. On or after April 11, 2001, the holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price. The initial conversion price of $35.00 has been adjusted to approximately $30.70 as of December 31, 2002 pursuant to the anti-dilution provisions of the Series A Preferred Stock. The conversion price was further adjusted on January 15, 2003 to approximately $30.06 primarily as a result of the warrants issued in the transaction acquiring certain assets of Eagle Communications, Inc. (see Note 13) and pursuant to the anti-dilution provisions of the Series A Preferred Stock. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control or an acquisition event. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, only if the market price of a share of common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption on April 11, 2010. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000.

The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The cost will be accreted against Retained Earnings (Deficit) over the life of the agreement. For the years ended December 31, 2002 and 2001, the Company accreted $521 and $491 of these costs, respectively. As of December 31, 2002 and 2001, the Company had $4,892 and $5,413 in Series A Preferred Stock issuance costs, respectively, netted with Series A Mandatorily Redeemable Convertible Preferred Stock on its Consolidated Balance Sheet.

6.    COMMITMENTS AND CONTINGENCIES

The deregulation of the telecommunications industry, the implementation of the Telecom Act enacted on February 8, 1996 and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, access rates applicable to different categories of traffic such as traffic originating from or terminating to cellular or wireless users and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Except as noted below, items described herein did not impact the accompanying consolidated financial statements.

Reciprocal Compensation—On April 27, 2001, the Federal Communications Commission (“FCC”) released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to Internet service providers (“ISPs”). The interpretation and enforcement of the Remand Order will likely be the most important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

While the Remand Order provides greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company’s pending arbitral, state regulatory commission and judicial proceedings seeking to collect compensation for traffic previously terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; and whether the incumbent carrier will efficiently trigger the rate reductions and other limitations set forth in the Remand Order.

On May 3, 2002, the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) rejected the FCC’s legal analysis in the Remand Order and again remanded the order to the FCC for further review (the

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand affects pending disputes over reciprocal compensation for ISP traffic, how the Remand Order will be interpreted or whether affected parties will undertake new challenges to the ISP compensation structure established by the Remand Order.

If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company’s future operations.

On October 3, 2001 the Company and BellSouth entered into a settlement agreement (the “Settlement Agreement”) by which the Company and BellSouth resolved outstanding reciprocal compensation receivables in the various states in which both of us operate and other past payments. BellSouth agreed to pay US LEC approximately $31,000, in addition to approximately $10,000 it paid in August 2001, to resolve those issues for periods prior to the effective date of the Remand Order. The Settlement Agreement imposed on the parties certain obligations regarding the payment of reciprocal compensation in the future. The Settlement Agreement also provides that the payments made for periods prior to the effective date of the Remand Order are not subject to adjustment as a result of subsequent changes in the Remand Order (See Allowance for Doubtful Accounts below).

In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission (“VSCC”) and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company’s filing a complaint against Verizon at the FCC, and in a separate, but related, case, the FCC held that the contract with Verizon (that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision is on appeal. In June 2002, Verizon filed a complaint against the Company in the United States District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company moved to dismiss Verizon’s complaint based on a number of factors; the Court took the Company’s motion under advisement and directed the Company to initiate a proceeding against Verizon at the FCC. On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and has placed it on an administrative hold In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute will be resolved or whether the Company will ultimately be successful.

Disputed Access Revenues—A number of IXCs have refused to pay access charges to competitive local exchange carriers (“CLECs”), including the Company, alleging that the access charges exceed the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Access Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for originating and terminating interstate toll and toll free traffic.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Access Order should provide certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC benchmark even though above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company as it relates to periods prior to the effective date, such result could have a material adverse effect on the Company.

On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the “BTI Decision”), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. (“BTI”) were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association (“NECA”). The FCC based this holding on the limited evidence before it, tending to show that BTI’s operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. Appeals of the BTI Decision were subsequently withdrawn. As with the Access Order described above, the BTI Decision’s effect on the Company will depend on how the order is interpreted. If the BTI Decision is interpreted in a manner adverse to the Company, such result could have a material adverse effect on the Company.

By settlement dated October 5, 2001, Sprint and the Company resolved their litigated dispute over access charges. Sprint paid the Company approximately $8,000, in addition to approximately $1,500 it paid in the four months preceding the settlement, in payment of past due invoices for periods through July 2001 (See Allowance for Doubtful Accounts below).

Due to the federal bankruptcy filing by WorldCom, during the quarter ended June 30, 2002, the Company established an additional provision of $9,500 for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. The Company is pursuing its claim for the payment of all outstanding charges in the WorldCom bankruptcy proceeding, but is fully reserved for the amount due from WorldCom for all pre-petition amounts.

On September 18, 2002, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition. In addition ITC^DeltaCom Communications, Inc. (“ITC”) has filed a lawsuit against the Company alleging that in an effort to collect access charges from ITC for originating wireless traffic destined for ITCs toll-free customer, US LEC blocked certain signaling data for calls originated on the networks of US LEC’s wireless carrier customers that would allow the call to be identified as a wireless call. ITC’s lawsuit alleges claims based on a number of different legal theories. US LEC, through counsel, has investigated ITC’s allegations, and has discovered no evidence to support ITC’s claims. US LEC has denied ITC’s allegation and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. The Company anticipates dispositive motions will be filed shortly as the Company seeks early resolution of the case. In addition to the lawsuit filed in federal court, ITC also filed an Informal Complaint at the FCC challenging US LEC’s right to recover access charges on calls originating from wireless carriers. The informal complaint was closed without the FCC taking any action. The Company also received a separate request for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company intends to respond to the FCC’s requests. Further, the Company will discuss with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by US LEC requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material negative impact on US LEC’s results of operations.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues billed by the Company. Such events, in the aggregate, could have an adverse effect on the Company’s performance in future periods. The Company is unable to predict such events at this time.

Legislation—Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company and its future financial results.

Interconnection Agreements with ILECs—The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company and is awaiting results from those arbitrations from several PUCs. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

Interconnection with Other Carriers—The Company anticipates that as its interconnections with various carriers increase, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. The Company does not anticipate that it will be cost effective to negotiate agreements with every carrier with which the Company exchanges originating and/or terminating traffic. The Company will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

Allowance for Doubtful Accounts—The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52,000 provision is netted on the Company’s consolidated statement of operations against a $12,000 reduction in commissions payable on those receivables, resulting in the $40,000 provision on the Company’s consolidated statement of operations. Management believed that this charge was necessary due to the uncertainty related to current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and due to Sprint’s failure to pay US LEC’s access charges. The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the 2001 consolidated statements of operations is an amount approximating $7,042, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals. Additionally, charges to bad debt expense for the years ending December 31, 2002, 2001 and 2000 were $4,970, $6,586 and $988, respectively.

Leases—The Company leases all of its administrative and switch sites under operating lease arrangements. Total rent expense on these leases amounted to $8,140, $7,951 and $5,734 in 2002, 2001 and 2000, respectively. The Company’s restricted cash balance as of December 31, 2002 and 2001 serves as collateral for letters of credit for some of these office leases.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

2003	$7,415
2004	7,219
2005	6,507
2006	5,824
2007	5,744
Beyond	17,208

$49,917

7.    INCOME TAXES

The provision for income taxes consists of the following components:

	2002	2001	2000
Current—Charge equivalent to net tax benefit related to stock options and warrants	$—	$—	$281

Deferred
Federal	—	—	(19,545)
State	—	—	(4,463)

	—	—	(24,008)

Total provision for income taxes	$—	—	$(23,727)

The reconciliation of the statutory federal income tax rate to the Company’s federal and state overall effective income tax rate is as follows:

	2002	2001	2000
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
State income taxes	—	—	(2.06)
Change in valuation allowance	33.21	33.59	20.05
Miscellaneous	1.79	1.41	.20

Effective tax rate	0%	0%	(16.81)%

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Deferred tax assets:
Net operating loss carryforward	$101,415	$82,322	$57,568
Deferred state taxes and other	—	120	—
Accrued expenses	10,759	5,908	1,293

Deferred tax assets	112,174	88,350	58,861
Less: Valuation Allowance	(79,689)	(61,045)	(35,669)

Total deferred tax assets	32,485	27,305	23,192

Deferred tax liabilities:
Net deferred revenues	3,288	—	3,747
Depreciation and amortization	26,399	26,083	18,937
Capitalized Salaries and Interest	1,948	1,222	508
Accrued Interest	850	—	—

Total deferred tax liabilities	32,485	27,305	23,192

Net Deferred Taxes	$0	$0	$0

For the years ended December 31, 2002 and 2001, a valuation allowance has been provided against the net deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

At December 31, 2002, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $239,061. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.

8.    RELATED PARTIES

During 1998, the Company’s majority stockholder acquired an indirect controlling interest in Metacomm. Metacomm was engaged in the business of developing and operating a high-speed data network in North Carolina, and was a customer of the Company and BellSouth during 1999 and 1998. On March 31, 2000 the NCUC issued an order that relieved BellSouth from paying reciprocal compensation to the Company for any minutes of use attributable to Metacomm. The Company recorded no revenue associated with the Metacomm network in 2002, 2001 or 2000. As a result of the order, the Company subsequently recorded a pre-tax, non-recurring, non-cash charge of approximately $55,000 in the first quarter of 2000. The charge was composed of the write-off of approximately $153,000 in receivables related to reciprocal compensation revenue offset by previously established reserves of $39,000 and a reduction of $59,000 in commissions payable to Metacomm.

9.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2002, 2001, and 2000, respectively, the Company made matching contributions to the plan totaling $1,018, $1,006 and $757 based on 50% of the first 6% of an employee’s contribution to the plan.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    STOCKHOLDERS’ EQUITY

Common Stock—In 2001, prior to the completion of the recapitalization transaction described below, the Company had previously authorized and issued two classes of common stock, Class A and Class B. As a result of the aforementioned recapitalization, 2,000 shares of Class B Common stock were cancelled and the remaining 14,000 shares of Class B were converted into the same number of Class A Common Shares. The rights of holders of the Class A Common Stock are entitled to one vote per share in the election of the members of the Board of Directors.

Employee Stock Purchase Plan—In May 2000, the Company’s shareholders approved and the Company adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as of September 1, 2000 (“the effective date”), the Board of Directors reserved 1,000 shares of common stock for the plan. The Stock Purchase Plan provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the Stock Purchase Plan by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The Company is presently authorized to issue 2,000 shares of common stock under the Stock Purchase Plan. The Company issued share amounts of 197, 310 and 323 shares at a purchase price of $1.91, $1.99 and $2.30 per share, respectively, which represents a 15% discount to the closing price on December 31, 2002, June 30, 2002 and December 31, 2001, respectively.

Stock Option Plan—In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). In August 1998, the Company filed a registration statement to register (i) 1,300 shares of Class A Common Stock reserved for issuance under the Plan and (ii) 180 shares of Class A Common Stock reserved for issuance upon the exercise of nontransferable warrants granted by the Company to employees. In April 1999, the Company’s stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 1,300 shares to 2,000 shares and in May 1999, the Company filed a registration statement to register these additional 700 shares. In May 2000, the Company’s stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 2,000 shares to 3,500 shares and in August 2000, the Company filed a registration statement to register these additional 1,500 shares. In May 2001, the Company’s stockholders voted to amend the Plan to increase the number of Class A Common Stock reserved for issuance under the Plan from 3,500 shares to 5,000 shares and in 2001, the Company filed a registration statement to register these additional 1,500 shares. Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A Common Stock on the date of grant (110% of market value for greater than 10% stockholders).

In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A Common Stock at $10 per share (fair market value on date of grant was $13 per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options, which was amortized to compensation expense over the four-year vesting period. The Company amortized $5, $73 and $60 for

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, 2001 and 2000, respectively, to compensation expense relating to these options, after consideration of forfeitures.

Also, during 1998, the Company granted to an employee an option to purchase 360 shares of Class A Common Stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and did amortize this amount to compensation expense over the four year vesting period. The Company amortized $30 in 2002 and $90 in each of 2001 and 2000 to compensation expense relating to these options.

In December 2001, the Company granted to an employee an option to purchase 550 shares of Class A Common Stock at $2.91 per share (fair market value on the date of grant was $5.60 per share). In connection with the resignation of this employee in October 2002, this option was reduced to 100 shares, which were previously vested. The Company amortized $283 and ($14) for 2001 and 2002, respectively, to compensation expense relating to these options.

In December 2002 the Company announced a voluntary stock option exchange offer for the holders of stock options with an exercise price of $4.00 or more. Approximately 3,231 options were eligible for exchange in the offer. Immediately following the expiration of the offer on January 29, 2003, the Company accepted for exchange eligible options tendered to it for 2,857 shares of US LEC common stock and canceled all of these eligible options. The Company expects to grant the new options in early August 2003. The exercise price of the new options received in the exchange will be fair value on the date the new options are granted.

A summary of the option and warrant activity is as follows:

	Options			Warrants
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Date of Grant	Number of Warrants	Weighted Average Exercise Price Per Warrant
Balance at December 31, 1999	1,795	$14.30		299	$3.46

Granted at fair market value	1,226	$12.58	$8.51	—	—
Exercised	(29)	10.84		(131)	2.86
Forfeited or cancelled	(344)	19.12		—	—

Balance at December 31, 2000	2,648	$12.92		168	$3.92

Granted at fair market value	1,651	$4.41	$2.96	—	—
Granted at less than fair market value	550	2.91	4.41	—	—
Exercised	(2)	3.50		—	—
Forfeited or cancelled	(346)	12.12		(25)	10.00

Balance at December 31, 2001	4,501	$8.64		143	$2.86

Granted at fair market value	214	$4.30	$2.80	2,632	1.95
Exercised	(1)	3.50		—	—
Forfeited or cancelled	(693)	4.87		—	—

Balance at December 31, 2002	4,021	$9.06		2,775	$2.00

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2002 is as follows:

	Options Outstanding
	Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Options granted at fair market value	$1.74 – $3.30	145	0.9 years	$2.91	26	$3.13
	— – 3.41	416	8.4 years	3.41	104	3.41
	3.50 – 4.11	419	0.2 years	3.96	132	3.89
	4.41 – 5.03	460	9.0 years	4.92	72	5.01
	5.81 – 6.88	593	7.9 years	6.00	230	6.02
	7.31 – 9.00	820	5.8 years	7.34	806	7.33
	— – 11.44	208	7.6 years	11.44	104	11.44
	12.30 – 26.13	784	6.0 years	20.60	555	20.50
	27.69 – 37.13	72	7.0 years	30.60	39	30.46

	1.74 – 37.13	3,917	7.5 years	9.22	2,067	10.81
Options granted at less than fair market value	2.91 – 10.00	104	1.4 years	3.26	104	3.16

Total options outstanding at December 31, 2002	$1.74 – $37.13	4,021	7.3 years	$9.06	2,171	$10.44

	Warrants Outstanding
	Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Warrants granted at fair market value	$2.86	143	3 years	$2.86
	2.06	895	10 years	2.06

	$2.06 – 2.86	1,068	9 years	2.17
Warrants granted at less then fair market value	$1.90	1,737	10 years	1.90

Total warrants at December 31, 2002	$1.90 – 2.86	2,775	9.6 years	$2.00

The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at December 31, 2001 (the “issue date”). Compensation cost was estimated based upon the intrinsic value of the award at the issue date.

In 2000, additional paid-in-capital was reduced by approximately $36,000 representing amounts due from Metacomm, which is indirectly controlled by Richard T. Aab, the Company’s Chairman and largest stockholder. Due to Mr. Aab’s controlling position in both Metacomm and the Company, this amount was treated for financial reporting purposes as a deemed distribution to the stockholder.

On March 31, 2001, the Company, Richard T. Aab, the Company’s Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company’s former Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and to resolve Mr. Aab’s commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock—a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled—into the same number of shares of Class A Common Stock. As set out in the articles of incorporation, Class B Shares that have been converted to Class A can not be reissued (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company’s treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares. The Company has not recorded a liability associated with these indemnifications as management has concluded that as of December 31, 2002, it is not probable that any amounts would be payable. Based on a three-year statute of limitations, these indemnifications would expire in 2005. The Company is unable to estimate the maximum potential amount of future payments that may be due under these indemnifications due to a number of factors including the lack of information available regarding the individual tax affairs of Mr. Aab and Mr. Ganatra.

As required by the agreement, the Company obtained a valuation by a qualified valuation firm approved by the Company’s audit committee that the delivery of the 2,000 shares of Class B Common Stock and the conversion of the approximately 14,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock would result in the realization by the Company and its Class A shareholders of value approximately equal to the outstanding Metacomm obligation, received a favorable tax opinion, and received certain consents.

As a result of this transaction, the number of issued and outstanding shares of Common Stock (Class A and Class B together) decreased by 2,000 and, as a result of the elimination of the 10-vote-per-share Class B Common Stock, Mr. Aab no longer holds shares representing a majority of the voting power of the Company’s outstanding Common Stock, although he remains its largest single shareholder.

In December 2002, additional paid-in-capital was increased by $2,320 representing the allocated portion of the $5,000 in gross proceeds received on December 31, 2002 which was allocated based on the approximate fair values of the Subordinated Notes and the 2002 Warrants. The Subordinated Notes are included in long-term debt and the 2002 Warrants are included in additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2002 (see note 4).

11.    LOSS PER SHARE

Loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends, and accretion divided by the weighted average number of common shares outstanding during the period. For all periods presented all common stock equivalents comprised of options and warrants disclosed in Note 10 above, are considered anti-dilutive and are therefore excluded from the calculation of the diluted loss per share.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s results of operations as presented in the consolidated statements of operations by quarter for 2002 and 2001.

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue, Net	$53,938	$58,801	$63,892	$73,732 *
Network Expenses	27,283	28,851	30,404	34,589
Selling, General and Administrative	25,928	27,896	29,538	29,516
Provision for Doubtful Accounts related to WorldCom	—	9,500	—	—
Depreciation and Amortization	10,553	11,068	11,291	12,150

Loss from Operations	(9,826)	(18,514)	(7,341)	(2,523)
Interest Income (Expense), Net	(1,901)	(1,946)	(1,943)	(1,898)

Net Loss	(11,727)	(20,460)	(9,284)	(4,421)
Preferred Stock Dividends	3,324	3,373	3,424	3,475
Accretion of Preferred Stock Issuance Cost	127	129	131	134

Net Loss Attributable to Common Stockholders	$(15,178)	$(23,962)	$(12,839)	$(8,030)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.58)	$(0.91)	$(0.48)	$(0.30)

Weighted Average Share Outstanding:
Basic and Diluted	26,388	26,392	26,698	26,700

*	Includes the impact of $3,582 increase in revenue as described in Note 13.

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue, Net	$38,055	$43,051	$45,982	$51,514
Network Expenses	19,171	21,911	23,276	25,940
Selling, General and Administrative	24,228	26,017	38,087	26,566
Recovery for Disputed Receivables	—	—	(7,042)	—
Depreciation and Amortization	7,775	7,992	8,752	10,584

Loss from Operations	(13,119)	(12,869)	(17,091)	(11,576)
Interest Income (Expense), Net	(1,980)	(2,189)	(2,331)	(2,199)

Net Loss	(15,099)	(15,058)	(19,422)	(13,775)
Preferred Stock Dividends	3,131	3,178	3,226	3,275
Accretion of Preferred Stock Issuance Cost	120	122	124	125

Net Loss Attributable to Common Stockholders	$(18,350)	$(18,358)	$(22,772)	$(17,175)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.66)	$(0.66)	$(0.85)	$(0.66)

Weighted Average Share Outstanding:
Basic and Diluted	27,768	27,771	26,846	26,067

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    SUBSEQUENT EVENT

On January 15, 2003, the Company acquired certain assets including the Internet Service Provider (“ISP”) customers of Eagle Communications, Inc. (“Eagle”) in North Carolina, Georgia, Florida and Tennessee, and assumed certain operating liabilities in a transaction that will be accounted for as a purchase. The purchase price of this acquisition was $3.0 million consisting of $1.25 million paid in cash, and $1.75 million of subordinated notes with warrants to purchase 921 shares of the Company’s common stock at an exercise price of $1.90 per share.

On March 12, 2003, the Company finalized the terms of a contract with an inter-exchange carrier (“IXC”) for switched access services that had expired on March 13, 2002. The new contract covers switched access retroactive to March 14, 2002 through March 11, 2006. The Company had originally recorded an estimate of revenue earned for these services through December 31, 2002. The accompanying consolidated financial statements for fiscal 2002 reflect the increase in this estimate of $3,582 based on the retroactive terms of the new contract.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to Item 10 related to directors is incorporated by reference from the sections of the Proxy Statement that appear under the heading “Election of Directors”. The information required in response to Item 10 related to Executive Officers is provided in Part I of this report under the heading “Executive Officers of the Registrant”.

ITEM 11.    EXECUTIVE COMPENSATION

The information required to be furnished in response to Item 11 is incorporated by reference from the sections of the Proxy Statement that appear under the headings “Compensation of Directors” and “Compensation of Executive Officers”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished in response to Item 12 is incorporated by reference from the section of the Proxy Statement that appear under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished in response to Item 13 is incorporated by reference from the section of the Proxy Statement that appear under the heading “Certain Relationships and Related Transactions”.

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of the annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Form 10-K.

(1)    Financial statements:

A.	Consolidated Balance Sheets as of December 31, 2002 and 2001

B.	Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

C.	Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2002, 2001 and 2000

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

E.	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000

F.	Independent Auditors’ Report

(2)    Schedule II Valuation and Qualifying Accounts

(3)    List of Exhibits:

No.	Exhibit

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Second Restated Bylaws of the Company

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock (2)

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock (3)

4.1	Form of Class A Common Stock Certificate (1)

4.2	Preferred Stock Purchase Agreement, dated April 11, 2000 (2)

4.4	Corporate Governance Agreement, dated April 11, 2000 (2)

4.5	Registration Rights Agreement, dated April 11, 2000 (2)

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (3)

4.7

Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. (3)

4.8	Note Purchase Agreement, dated December 31, 2002 (4)

4.9	Form of Subordinated Note (4)

4.10	Form of Common Stock Purchase Warrant (4)

4.11	Registration Rights Agreement, dated December 31, 2002 (4)

4.12	Intercreditor and Subordination Agreement, dated December 31, 2002 (4)

10.1	Plan of Recapitalization dated August 6, 2001 by among the Company, Metacomm, LLC, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (3)

10.2	Indemnity Agreement dated as of August 6, 2001 by and among the Company, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab (3)

No.	Exhibit

10.3	Indemnity Agreement dated as of August 6, 2001 by and among the Company, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership (3)

10.4	Consulting Agreement dated as of February 7, 2002 by and between the Company and Tansukh V. Ganatra (3) (5)

10.5	Separation Agreement and Release, dated October 17, 2002, by and between the Company and Francis J. Jules (5)

10.6	Third Amended Loan and Security Agreement, dated as of December 31, 2002 (4)

10.7	First Amendment to the Third Amended Loan and Security Agreement, dated as of January 6, 2003

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

(1)	Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.
(5)	Management or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

US LEC Corp. (IN THOUSANDS)

	Balance at Beginning of Period	Additions			Deductions	Balance at End of Period
Description		Charged to Costs and Expenses		Charged to Other Accounts
Allowance against accounts receivable
Year ended December 31, 2002	$12,263	$14,470	*	$—	$3,553	$23,180
Year ended December 31, 2001	$53,523	$6,586	**	$3,318	$51,164	$12,263
Allowance against deferred tax assets
Year ended December 31, 2002	$61,045	$18,644		$—	$—	$79,689
Year ended December 31, 2001	$35,669	$25,376		$—	$—	$61,045

*	Includes $9,500 provision for doubtful accounts related to WorldCom.
**	Represents the provision for doubtful reserves recorded during the year ended December 31, 2001 of $13,628 included in selling, general and administrative expenses in the accompanying consolidated statements of operations, net of the recovery of amounts previously reserved for disputed receivables of $7,042.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	By:	/s/ RICHARD T. AAB
Richard T. Aab Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. AAB Richard T. Aab	Chairman and Director	March 31, 2003

/s/ AARON D. COWELL, JR. Aaron D. Cowell, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ MICHAEL K. ROBINSON Michael K. Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director	March 31, 2003

/s/ DAVID M. FLAUM David M. Flaum	Director	March 31, 2003

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 31, 2003

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 31, 2003

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 31, 2003

CERTIFICATION

I, Aaron D. Cowell, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of US LEC Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ AARON D. COWELL, JR.
Chief Executive Officer

CERTIFICATION

I, Michael K. Robinson, certify that:

1.	I have reviewed this annual report on Form 10-K of US LEC Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ MICHAEL K. ROBINSON
Executive Vice President and Chief Financial Officer