Form 10-Q
period 2003-03-31
US LEC CORP
filed 2003-05-14
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2003

Commission file number 0-24061

US LEC Corp.

(Exact name of registrant as specified in its charter)

Delaware	56-2065535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morrocroft III, 6801 Morrison Boulevard

Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

(704) 319-1000

(Registrant’s telephone number, including area code)

Not Applicable

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

As of May 13, 2003, there were 26,895,589 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenue, Net	$73,108	$53,938
Network Expenses (excluding depreciation and amortization shown below)	34,943	27,283
Depreciation and Amortization	11,439	10,553
Selling, General and Administrative Expenses	29,607	25,928

Loss from Operations	(2,881)	(9,826)
Other (Income) Expense
Interest Income	(75)	(332)
Interest Expense	1,992	2,233

Net Loss	(4,798)	(11,727)

Less: Preferred Stock Dividends	3,527	3,324
Less: Preferred Stock Accretion of Issuance Costs	135	127

Net Loss Attributable to Common Stockholders	$(8,460)	$(15,178)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.31)	$(0.58)

Weighted Average Number of Shares Outstanding
Basic and Diluted	26,895	26,388

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$29,142	$25,715
Restricted cash	1,580	1,080
Accounts receivable (net of allowance of $23,663 and $23,180 at March 31, 2003 and December 31, 2002, respectively)	49,073	57,989
Deferred income taxes	2,924	2,805
Prepaid expenses and other assets	9,128	8,441

Total current assets	91,847	96,030
Property and Equipment, Net	170,345	178,810
Other Assets	12,804	10,474

Total Assets	$274,996	$285,314

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$6,235	$10,203
Accrued network costs	22,703	26,952
Commissions payable	9,072	7,886
Accrued expenses—other	15,108	16,015
Deferred revenue	8,599	8,048
Long-term debt—current portion	837	306

Total current liabilities	62,554	69,410

Long-Term Debt	130,728	130,311
Deferred Income Taxes	2,924	2,805
Other Liabilities	6,487	6,507

Commitments and Contingencies (Note 6)
Series A Mandatorily Redeemable Convertible Preferred Stock	233,934	230,272
Stockholders’ Deficiency
Common stock—Class A, $.01 par value (122,925 authorized shares, 26,895 shares outstanding at March 31, 2003 and December 31, 2002)	269	269
Additional paid-in capital (Note 5)	79,346	78,526
Retained deficit	(241,246)	(232,786)

Total stockholders’ deficiency	(161,631)	(153,991)

Total Liabilities and Stockholders’ Deficiency	$274,996	$285,314

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net Loss	$(4,798)	$(11,727)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,439	10,553
Accretion of subordinated debt	71	—
Deferred compensation	—	131
Changes in operating assets and liabilities:
Accounts receivable	6,139	(5,216)
Prepaid expenses and other assets	(434)	1,022
Other assets	(9)	(94)
Accounts payable	(775)	(91)
Deferred revenue	551	720
Accrued network costs	(4,249)	2,738
Customer commissions payable	4,308	993
Other liabilities—non-current	(21)	396
Accrued expenses—other	1,033	(3,216)

Total adjustments	18,053	7,936

Net cash provided by (used in) operating activities	13,255	(3,791)

Investing Activities
Purchase of property and equipment	(9,187)	(9,930)
Assets acquired	(1,299)	—
Advance from insurance claim	1,000	—
Increase in restricted cash	(500)	—

Net cash used in investing activities	(9,986)	(9,930)

Financing Activities
Proceeds from issuance of debentures and warrants	350	—
Payments on long-term debt	(54)	—
Payment of loan fees	(138)	—
Issuance of common shares	—	2

Net cash provided by financing activities	158	2

Net Increase (Decrease) in Cash and Cash Equivalents	3,427	(13,719)
Cash and Cash Equivalents, Beginning of Period	25,715	80,502

Cash and Cash Equivalents, End of Period	$29,142	$66,783

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$3,375	$2,499

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency

For the Three Months Ended March 31, 2003

(In Thousands)

(Unaudited)

	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2002	$269	$78,526	$(232,786)	$(153,991)
Preferred Stock Dividends	—	—	(3,527)	(3,527)
Accretion of Preferred Stock Issuance Fees	—	—	(135)	(135)
Issuance of Warrants	—	820	—	820
Net Loss	—	—	(4,798)	(4,798)

Balance, March 31, 2003	$269	$79,346	$(241,246)	$(161,631)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1.     Basis of Presentation and Continuity of Operations

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the SEC.

The Company has experienced net losses for the past three fiscal years, although, quarterly losses have been decreasing. Recent quarterly results have also evidenced increasing revenue, particularly in end-customer revenue, growth in the number of customers and in other operating metrics. Management has focused the Company’s operating strategy on continuing to increase the number of end-customers, improving the efficiency of its network operations and in controlling administrative costs and capital expenditures. As of March 31, 2003, the Company had $29,142 in unrestricted cash. Management believes that these funds, together with cash flow generated from operations, will be sufficient to fund the Company’s operating, investing and financing activities for a period at least through March 31, 2004 and that the Company will be able to comply with the covenants in its senior secured credit facility during this period.

2.     Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the allowance for doubtful accounts receivable, estimated end customer contract life, accrual of network expenses payable to other telecommunications entities, income tax valuation allowance, and estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

There have been no changes to any of the Company’s significant accounting policies as set forth in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(4,798)	$(11,727)
Preferred dividends	(3,527)	(3,324)
Accretion of preferred stock issuance fees	(135)	(127)

Net loss attributable to common stockholders, as reported	$(8,460)	$(15,178)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,021)	(1,085)

Pro forma net loss	$(9,481)	$(16,132)

Weighted average shares outstanding	26,895	26,388
Loss per share:
Basic and diluted, as reported	$(0.31)	$(0.58)

Basic and diluted, pro forma	$(0.35)	$(0.61)

The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield in 2003 and 2002; volatility of 80% for 2003 and 2002, an average risk-free interest rate of 2.7% and 3.0% for the period ending March 31, 2003 and 2002, respectively, an expected life of 12 months for the warrants issued prior to 2002 and 5.2 years for the stock options as of March 31, 2003 and 2002. The weighted average remaining contractual life of warrants and stock options outstanding at March 31, 2003 was 9.7 years and 7.8 years, respectively.

The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at December 31, 2002 (the “issue date”). Compensation cost was estimated based upon the intrinsic value of the award at the issue date.

3.    Restricted Cash

The restricted cash balance as of March 31, 2003 and December 31, 2002 currently serves as collateral for letters of credit related to certain office leases and for a portion of the insurance proceeds advanced for damages to property and equipment in Louisville (see Note 4). The letters of credit renew annually. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

4.    Property and Equipment

During the quarter ended March 31, 2003, one of the Company’s telecommunications switch facilities experienced water damage. The Company is in the process of completing its insurance claim in regard to this incident. The Company estimates that property and equipment with a carrying value of approximately $1,600 was damaged and has been removed from the accompanying condensed consolidated balance sheet and charged to operations. During the quarter, the Company received a preliminary advance of $1,000 of insurance proceeds and has recorded an insurance receivable in the amount of approximately $600 in the accompanying condensed consolidated balance sheet. The recorded insurance recovery and the related receivable has been credited to operations and offsets the charge to operations.

5.    Long-Term Debt

On January 15, 2003, the Company acquired certain assets, primarily the internet service provider (“ISP”) customer contracts of Eagle Communications, Inc. (“Eagle”) in North Carolina, Georgia, Florida and Tennessee, and assumed certain operating liabilities. The price was $3,000 consisting of $1,250 paid in cash, and a $1,750 subordinated note with warrants to purchase 921 shares of the Company’s common stock at an exercise price of $1.90 per share. The $1,750 was allocated, based on the approximate relative fair values, $930 to the subordinated note and $820 to the warrants. The subordinated note is included in long-term debt and the warrants are included in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of March 31, 2003. The subordinated note bears interest at an annual rate of 11% payable monthly, has a five-year term and is subordinated to the senior credit facility. The warrants are exercisable immediately and expire upon the earlier of 10 years or five years from the repayment in full of the subordinated note.

The amendment of the Company’s senior secured credit facility on December 31, 2002 included revised covenants that commenced in 2003. The revised financial covenants were designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined); limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Management believes that the Company will be in compliance with all financial covenants for a period at least through March 2004 based on projected operating results. The operating results reflected in the business plan are dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through March 2004. Although there can be no assurances, management believes if this were to occur it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

6.    Uncertainties and Contingencies

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, access rates applicable to different categories of traffic such as traffic originating from or terminating to cellular or wireless users and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Except as noted below, items described herein did not impact the accompanying consolidated financial statements.

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

On September 18, 2002, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition. In addition, in September 2002, ITC^DeltaCom Communications, Inc. (“ITC”) filed a lawsuit against the Company alleging that in an effort to collect access charges from ITC for originating wireless traffic destined for ITCs toll-free customer, US LEC blocked certain signaling data for calls originated on the networks of US LEC’s wireless carrier customers that would allow the call to be identified as a wireless call. ITC’s lawsuit alleged claims based on a number of different legal theories. US LEC, through counsel, investigated ITC’s allegations, and discovered no evidence to support ITC’s claims. US LEC denied ITC’s allegation and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. Following the close of discovery, and notice from the Company to ITC and its counsel that the Company would seek sanctions against them for the frivolous allegations in the complaint, ITC sought leave of court to file an amended complaint. In the proposed amended complaint, ITC drops the allegations that US LEC affirmatively blocked certain signaling data and alters its legal theories of recovery. The Company anticipates dispositive motions will be filed shortly as the Company seeks early resolution of the case. In addition to the lawsuit filed in federal court, ITC also filed an informal complaint with the FCC challenging US LEC’s right to recover access charges on calls originating from wireless carriers. The informal complaint was closed without the FCC taking any action. In addition, it is possible that other carriers may seek to challenge the Company’s right to bill traffic from wireless customers. The Company also received a separate request for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company is responding to the FCC’s request. Further, the Company will discuss with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by US LEC requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material negative impact on US LEC’s results of operations.

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

7.    Stockholders’ Equity

Stock Options—The Company adopted the US LEC Corp. Omnibus Stock Plan (the “Plan”) in January 1998. The number of Class A Common Stock reserved for issuance under the Plan is 5,000 shares. In December 2002, the Company announced a voluntary option exchange offer for the holders of stock options issued under the Plan with an exercise price of $4.00 or more. Approximately 3,231 options were eligible for the exchange offer. Following the expiration of the exchange offer on January 29, 2003, the Company accepted for exchange eligible options tendered to it for 2,857 shares of Class A Common Stock and cancelled all of these options. The Company expects to grant new options under the Plan to the tendering option holders in early August 2003 at an exercise price equal to the fair market value of the Class A Common Stock on the date the new options are granted. As of March 31, 2003, options to purchase 1,303 shares of Class A Common Stock were outstanding under the Plan.

Employee Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The number of Class A Common Stock reserved for issuance under the ESPP is 2,000 shares. As of March 31, 2003, the Company had issued 1,233 shares under the ESPP.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, including the demand for US LEC’s services, the ability of the Company to introduce additional products, the ability of the Company to successfully attract and retain personnel, competition in existing and potential additional markets, uncertainties as to the stability of other telecommunication carriers, uncertainties regarding its dealings with ILECs and other telecommunications carriers and facilities providers, regulatory uncertainties, and the possibility of adverse decisions related to reciprocal compensation and access charges owed to the Company by other carriers. These and other applicable risks are summarized in Notes 1 and 6 to the condensed consolidated financial statements appearing in this report and in the “Forward-Looking Statements and Risk Factors” section and elsewhere in the Company’s Annual Report on Form 10-K for the period ended December 31, 2002, and in other reports which are on file with the Securities and Exchange Commission (the “SEC”).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared With The Three Months Ended March 31, 2002

Net revenue increased to $73.1 million for the quarter ended March 31, 2003 from $53.9 million for the quarter ended March 31, 2002. Net revenue increased primarily due to net end customer additions of 698 to a total of 10,988, an increase in data services sold to customers and increased minutes of use on the Company’s network for long distance and access traffic. Approximately 98% of the Company’s net revenue is currently derived from two sources – end users and carrier charges, which include access charges and reciprocal compensation. Less than 2% of the Company’s net revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Wholesale revenue is revenue charged to other telecommunications carriers for the termination of their telecommunications traffic, but does not include reciprocal compensation or access charges. The following table provides a breakdown of the two primary components of net revenue:

	Three months ended March 31,
	2003	2002
End Customer Revenue	65%	58%
Carrier Charges	33%	36%

The increase in the percentage of revenue from end customers in the quarter ended March 31, 2003 is the result of growth in the number of end customers and a reduction of intercarrier rates for reciprocal compensation.

Network expenses are comprised primarily of leased transport (including facility installation) and usage charges and excludes all depreciation and amortization expense which is reported separately (see below). Network expenses increased to $34.9 million, or 48% of revenue, for the quarter ended March 31, 2003, from $27.3 million, or 51% of revenue, for the quarter ended March 31, 2002. The decrease in network expenses as a percentage of revenue was primarily a result of cost reduction efforts completed by the Company to reduce recurring costs for a customer facility as well as a reduction in rates per minute and the increase in revenue.

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2003 increased to $29.6 million, or 40% of revenue, compared to $25.9 million, or 48% of revenue, for the quarter ended March 31, 2002. These expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products, and include expenses associated with personnel, sales and marketing, occupancy, bad debt, administration and billing, as well as legal fees associated with litigation. The decrease in selling, general and administrative expenses as a percentage of revenue for the quarter ended March 31, 2003 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue.

Depreciation and amortization for the quarter ended March 31, 2003 increased to $11.4 million from $10.6 million for the quarter ended March 31, 2002 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion to accommodate the growth in the number of customers and services.

Interest income for the quarter ended March 31, 2003 decreased to $75,000 from $332,000 for the comparable period in 2002. The decrease in interest income in 2003 was primarily due to a decline in cash available for investing and declining rates of return on invested funds.

Interest expense for the quarter ended March 31, 2003 decreased to $2.0 million from $2.2 million for the comparable period in 2002. This decrease in interest expense was primarily due to a decrease in the amounts borrowed resulting from over $22.0 million in principal payments made under the Company’s senior credit facility in 2002, and declining interest rates.

For the three months March 31, 2003 and 2002, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

Net loss for the three months ended March 31, 2003 and 2002 amounted to $4.8 million and $11.7 million, respectively. Dividends accrued on Series A Preferred Stock for the three months ended March 31, 2003 and 2002 amounted to $3.5 million and $3.3 million, respectively. The accretion of preferred stock issuance cost for the three months ended March 31, 2003 and 2002 amounted to $135,000 and $127,000, respectively.

As a result of the foregoing, net loss attributable to common stockholders for the three months ended March 31, 2003 amounted to $8.5 million, or ($0.31) per diluted share compared to net loss of $15.2 million, or ($0.58) per diluted share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The amount outstanding under the Company’s senior secured credit facility at March 31, 2003 was $127.9 million and the advances under the facility bear interest at an average annual rate of 5.31%. During the quarter ended March 31, 2003, the Company continued to focus its operating strategy on increasing end customer revenue, customer retention, improving the efficiency of its network operations and in controlling selling and administrative costs and capital expenditures. Recent quarterly results have shown increases in total net revenue, end customer revenue, the number of customers and other operating metrics. Although the magnitude of capital expenditures required has declined since the network build-out was completed, management expects that substantial investment will be required as new customers are added to the Company’s network. During the quarter ended March 31, 2003, capital expenditures were $9.2 million. Management believes the Company’s cash flow from operating activities together with cash on hand at March 31, 2003 of $29.1 million, will be sufficient to meet the Company’s operating, investing and financing obligations as they come due for a period at least through March 31, 2004.

In amending its senior secured credit facility on December 31, 2002, the Company agreed to revised financial covenants designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined), limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Measurements of the revised covenants commenced in 2003. The Company was in compliance with all financial covenants at March 31, 2003 and management believes the Company will continue to comply with all financial covenants at least through March 2004. The operating results reflected in the Company’s business plan are dependent on meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through March 2004. If a waiver or amendment of the financial covenant cannot not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

Cash provided from operating activities was $13.3 million for the quarter ended March 31, 2003 compared to $3.8 million of cash used in the quarter ended March 31, 2002. The increase in cash provided in operating activities of $17.1 million was primarily the result of two factors. Cash provided from net income adjusted for non-cash items increased by approximately $7.8 million, and operating cash provided from changes in working capital items increased by approximately $9.7 million. The overall increase in cash provided in operating activities reflects both improvements in Company operations and the Company’s effort to aggressively pursue collections both from carriers and from end customers.

The Company generated EBITDA of $8.6 million, or 12% of revenue, for the quarter ended March 31, 2003, an increase of $7.8 million over the first quarter 2002. This increase in EBITDA is the result of the Company’s operating strategy as noted above. EBITDA is defined by the Company as earnings (loss) before interest income and expense, income taxes, depreciation and amortization, and is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Management believes, however, that EBITDA is a useful measure of the Company’s liquidity and is used by investors and analysts to evaluate companies in the telecommunications industry. Because EBITDA is not a measurement determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.

Management believes net cash provided by (used in) operating activities is the financial measure calculated and presented in accordance with GAAP that is the most directly comparable to EBITDA. The following table reconciles EBITDA with net cash provided by (used in) operating activities derived directly from the condensed consolidated financial statements for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
(in millions)	2003	2002
Loss from Operations	$(2.9)	$(9.8)
Depreciation and Amortization	11.4	10.6

EBITDA	8.6	0.7
Changes in working capital	6.6	(3.1)
Net interest expense	(1.9)	(1.9)
Other	0.0	0.4

Net cash provided by (used in) operating activities	$13.3	$(3.8)

Cash used in investing activities decreased to $10.0 million for the quarter ended March 31, 2003 from $9.9 million for the quarter ended March 31, 2002. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements and include the acquisition of ISP contracts from Eagle during the quarter ended March 31, 2003.

Cash provided by financing activities was $158,000 for the quarter ended March 31, 2003 compared to $2,000 for the quarter ended March 31, 2002. A small portion of the proceeds from the $5.0 million subordinated notes issued at December 31, 2002 were received in January 2003. These proceeds were offset by mandatory prepayments and loan fees paid in the quarter ended March 31, 2003.

The restricted cash balance of $1.58 million as of March 31, 2003 and December 31, 2002 primarily serves as collateral for letters of credit related to certain office leases and for a portion of the insurance proceeds advanced for damages to property and equipment in Louisville. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts. At March 31, 2003, an additional $500,000 was allocated to restricted cash for a portion of the insurance proceeds advanced for water damages to property and equipment in Louisville. The Company is in the process of completing its insurance claim in regard to the incident. During the quarter, the Company received a preliminary advance of $1.0 million of insurance proceeds.The Company has not lost any customer to date as a result of this incident.

The following table provides a summary of the Company’s contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt (1)	$127.9	$0.8	$127.1	$—	$—
Subordinated notes (2)	6.8	—	—	6.8	—
Operating leases	50.1	7.7	7.4	6.6	28.4

Total contractual cash obligations	$184.8	$8.5	$134.5	$13.3	$28.4

(1)	Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. The Company will also accrue additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006.

(2)	Interest is payable monthly on the $6.75 million face value of the subordinated notes at an annual rate of 11%. In addition, the discount on the subordinated notes, determined based upon the relative fair values of the notes and related warrants, totaled $3.1 million. This amount will be amortized to the statement of operations until the maturity date of the subordinated notes.

Uncertainties and Contingencies

The Company’s receivables are subject to certain uncertainties and contingencies related to regulatory, judicial and legislative policies and actions as well as resolutions of disputes with carriers over reciprocal compensation and access revenue. For further discussion, See Note 6 to the Company’s condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies and estimates as disclosed at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2003, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate bank debt of $127.9 million as of March 31, 2003. Currently, quarterly interest expense, net of interest income, is approximately $2.0 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.3 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended March 31, 2003, see Note 8 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

4.1	Note Purchase Agreement, dated December 31, 2002(1)

4.2	Form of Subordinated Note(1)

4.3	Form of Common Stock Purchase Warrant(1)

4.4	Registration Rights agreement, dated December 31, 2002(1)

4.5	Intercreditor and Subordination Agreement, dated December 31, 2002(1)

10.1	Third Amended and Restated Loan and Security Agreement, dated December 31, 2002(1)

11.1	Statement Regarding Computation of Earnings per Share(2)

99.1	Section 906 of Sarbanes-Oxley Act Certification by Chief Executive Officer

99.2	Section 906 of Sarbanes-Oxley Act Certification by Chief Financial Officer

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2003.

(2)	Incorporated by reference to the Company’s condensed consolidated statements of operations appearing in Part I of this report.

(b)	Form 8-K

The Company filed a current report on Form 8-K on January 17, 2003 related to the December 31, 2002 amendment to its senior secured credit facility, the issuance of $5.0 million of subordinated notes with warrants on December 31, 2002, and the acquisition of internet service provider (“ISP”) customers of Eagle Communications, Inc. on January 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC CORP.

By:	/s/ MICHAEL K. ROBINSON
Michael K. Robinson Executive Vice President and Chief Financial Officer

May 14, 2003

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

By:   /s/ Michael K. Robinson

Executive Vice President and Chief Financial Officer