Form 10-Q
period 2003-09-30
US LEC CORP
filed 2003-11-03
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 27,270,731 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue, Net	$79,723	$63,892	$231,130	$176,630
Network Expenses (excluding depreciation and amortization shown below)	38,267	30,404	109,946	86,537
Depreciation and Amortization	12,960	11,291	36,766	32,913
Selling, General and Administrative Expenses	31,056	29,538	91,927	92,861

Loss from Operations	(2,560)	(7,341)	(7,509)	(35,681)
Other (Income) Expense
Interest Income	(111)	(174)	(300)	(748)
Interest Expense	2,171	2,117	6,351	6,538

Net Loss	(4,620)	(9,284)	(13,560)	(41,471)

Less: Preferred Stock Dividends	3,634	3,424	10,742	10,121
Less: Preferred Stock Accretion of Issuance Costs	139	131	411	387

Net Loss Attributable to Common Stockholders	$(8,393)	$(12,839)	$(24,713)	$(51,979)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.31)	$(0.48)	$(0.92)	$(1.96)

Weighted Average Number of Shares Outstanding
Basic and Diluted	27,176	26,698	27,002	26,494

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands)

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$41,321	$25,715
Restricted cash	561	1,080
Accounts receivable (net of allowance of $8,787 and $23,180 at September 30, 2003 and December 31, 2002, respectively)	42,887	57,989
Deferred income taxes	200	2,805
Prepaid expenses and other assets	10,282	8,441

Total current assets	95,251	96,030
Property and Equipment, Net	166,012	178,810
Other Assets	12,980	10,474

Total Assets	$274,243	$285,314

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable	$8,116	$10,203
Accrued network costs	18,753	26,952
Commissions payable	15,197	7,886
Accrued expenses—other	20,638	16,015
Deferred revenue	9,461	8,048
Long-term debt—current portion	4,526	306

Total current liabilities	76,691	69,410

Long-Term Debt	127,271	130,311
Deferred Income Taxes	200	2,805
Other Liabilities	6,019	6,507
Commitments and Contingencies (Note 6)
Series A Conditionally Redeemable Convertible Preferred Stock	241,425	230,272
Stockholders' Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 27,269 and 26,895 shares outstanding at September 30, 2003 and December 31, 2002)	273	269
Additional paid-in capital	79,863	78,526
Accumulated deficit	(257,499)	(232,786)

Total stockholders' deficiency	(177,363)	(153,991)

Total Liabilities, Convertible Preferred Stock and Stockholders' Deficiency	$274,243	$285,314

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net Loss	$(13,560)	$(41,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,766	32,913
Accretion of subordinated debt	471	—
Deferred compensation	—	339
Changes in operating assets and liabilities:
Accounts receivable	12,324	(13,392)
Prepaid expenses and other assets	(1,576)	(483)
Other assets	(430)	(275)
Accounts payable	(2,518)	1,258
Deferred revenue	1,413	860
Accrued network costs	(8,199)	7,307
Customer commissions payable	10,434	594
Other liabilities—non-current	(489)	792
Accrued expenses—other	5,715	(1,264)

Total adjustments	53,911	28,649

Net cash provided by (used in) operating activities	40,351	(12,822)

Investing Activities
Purchase of property and equipment	(24,480)	(26,095)
Assets acquired	(1,302)	—
Advance from insurance claim	1,000	—
Increase in restricted cash	(421)	21

Net cash used in investing activities	(25,203)	(26,074)

Financing Activities
Proceeds from issuance of debentures and warrants	350	—
Payments on long-term debt	(222)	(9,375)
Payment of loan fees	(191)	(510)
Issuance of common shares	521	627

Net cash provided by (used in) financing activities	458	(9,258)

Net Increase (Decrease) in Cash and Cash Equivalents	15,606	(48,154)
Cash and Cash Equivalents, Beginning of Period	25,715	80,502

Cash and Cash Equivalents, End of Period	$41,321	$32,348

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$7,152	$7,028

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

For the Nine Months Ended September 30, 2003

(In Thousands)

(Unaudited)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2002	26,895	$269	$78,526	$(232,786)	$(153,991)
Issuance of ESPP Stock	202	2	383		385
Exercise of Stock Options and Warrants	172	2	134	—	136
Issuance of Warrants	—	—	820	—	820
Preferred Stock Dividends	—	—	—	(10,742)	(10,742)
Accretion of Preferred Stock Issuance Fees	—	—	—	(411)	(411)
Net Loss	—	—	—	(13,560)	(13,560)

Balance, September 30, 2003	27,269	$273	$79,863	$(257,499)	$(177,363)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1.	Basis of Presentation and Continuity of Operations

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the SEC.

The Company has an accumulated deficit of $257,499 and has experienced net losses for the past three fiscal years, although quarterly losses have been decreasing. Recent quarterly results have also evidenced increasing revenue, particularly in end-customer revenue, growth in the number of customers and in other operating metrics. Management has focused the Company’s operating strategy on continuing to increase the number of end-customers, improving the efficiency of its network operations and in controlling administrative costs and capital expenditures. As of September 30, 2003, the Company had $41,321 in unrestricted cash and cash equivalents and experienced its third consecutive quarter of positive cash flow from operations. Management believes that cash and cash equivalents, together with cash flow expected to be generated from operations, will be sufficient to fund the Company’s operating, investing and financing activities for a period at least through September 30, 2004 and that the Company will be able to comply with the covenants in its senior secured credit facility during this period.

2.	Significant Accounting Policies

Recent Accounting Pronouncements—In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify preferred stock as a liability at fair value when it becomes mandatorily redeemable. All outstanding shares of the Series A Preferred Stock issued by the company in April 2000, if not previously converted to common stock, are subject to mandatory redemption on April 11, 2010. Until the holders’ conversion option expires on April 10, 2010, redemption under SFAS No. 150 is considered conditional until that date; accordingly, the Series A Preferred Stock will be presented between the liabilities and equity sections of the condensed consolidated balance sheets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Had compensation cost for the employee warrants and stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(4,620)	$(9,284)	$(13,560)	$(41,471)
Preferred dividends	(3,634)	(3,424)	(10,742)	(10,121)
Accretion of preferred stock issuance fees	(139)	(131)	(411)	(387)

Net loss attributable to common stockholders, as reported	$(8,393)	$(12,839)	$(24,713)	$(51,979)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	231	—	339

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,293)	(747)	(6,517)	(2,847)

Pro forma net loss	$(13,686)	$(13,355)	$(31,230)	$(54,487)

Weighted average shares outstanding	27,176	26,698	27,002	26,494
Loss per share:
Basic and diluted, as reported	$(0.31)	$(0.48)	$(0.92)	$(1.96)

Basic and diluted, pro forma	$(0.50)	$(0.50)	$(1.16)	$(2.06)

The Company estimated the fair value for both the stock options and the warrants using the Black-Scholes model assuming no dividend yield for the quarter ending September 30, 2003 and 2002; volatility of 80% for 2003 and 2002, an average risk-free interest rate of 3.1% and 3.0% for the quarter ending September 30, 2003 and 2002, respectively, an expected life of 12 months for the warrants issued prior to 2002 and 5.1 and 4.9 years for the stock options for the quarter ending September 30, 2003 and 2002, respectively. The weighted average remaining contractual life of warrants and stock options outstanding at September 30, 2003 was 9.2 years and 9.3 years, respectively.

The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at June 30, 2003 (the “issue date”). Compensation cost included in the proforma amounts above was estimated based upon the intrinsic value of the award at the issue date.

3.	Restricted Cash

The restricted cash balance as of September 30, 2003 and December 31, 2002 currently serves as collateral for letters of credit related to certain office leases and for a portion of the insurance proceeds advanced for damages to certain property and equipment (see Note 4). Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts. The non-current portion of restricted cash in the amount of $894 is included in Other Assets on the accompanying condensed consolidated balance sheet.

4.	Property and Equipment

During the quarter ended March 31, 2003, one of the Company’s telecommunications switch facilities experienced water damage. The Company’s insurance company is reviewing its insurance claim in regard to the incident. Property and equipment with a carrying value of approximately $1,600 was damaged. This carrying value was removed from the accompanying condensed consolidated balance sheet and charged to operations. During the quarter ended March 31, 2003, the Company received a preliminary advance of $1,000 of insurance proceeds and has recorded an insurance receivable in the amount of approximately $600 in the accompanying condensed consolidated balance sheet. The recorded insurance recovery and the related receivable have been credited to operations.

5.	Long-Term Debt

On January 15, 2003, the Company acquired certain assets, primarily the internet service provider (“ISP”) customer contracts of Eagle Communications, Inc. (“Eagle”) in North Carolina, Georgia, Florida and Tennessee, and assumed certain operating liabilities. The price was $3,000 consisting of $1,250 paid in cash, and a $1,750 subordinated note with warrants to purchase 921 shares of the Company’s common stock at an exercise price of $1.90 per share. The purchase price was primarily allocated to the fair value of the customer contracts acquired. The $1,750 was allocated, based on the approximate relative fair values, $930 to the subordinated note and $820 to the warrants. The subordinated note, included an accreted discount of $471, is included in long-term debt and the warrants are included in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of September 30, 2003. The subordinated note bears interest at an annual rate of 11% payable monthly, has a five-year term and is subordinated to the senior credit facility. The warrants are exercisable immediately and expire upon the earlier of 10 years or five years from the repayment in full of the subordinated note.

The amendment of the Company’s senior secured credit facility on December 31, 2002 included revised covenants that commenced in 2003. The revised financial covenants were designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined); limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Management believes that the Company will be in compliance with all financial covenants for a period at least through September 2004 based on projected operating results. The operating results reflected in the business plan are dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that one or more financial covenants will not be met for the period through September 2004. If a waiver of a financial covenant violation or an amendment of a financial covenant cannot be obtained, the lenders would have the right under the credit agreement to certain remedies, including acceleration of debt repayment. The amount outstanding under the Company’s senior secured credit facility at September 30, 2003 was $127,716.

6.	Uncertainties and Contingencies

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users and the jurisdiction of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Except as noted below, items described herein did not impact the accompanying consolidated financial statements.

Reciprocal Compensation—On April 27, 2001, the Federal Communications Commission (“FCC”) released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to ISPs. The interpretation and enforcement of the Remand Order will likely be an important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic in the future. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

While the Remand Order provides greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company’s pending proceeding seeking to collect compensation for traffic previously terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge; and whether the incumbent carrier will efficiently trigger the rate reductions and other limitations set forth in the Remand Order.

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

In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission (“VSCC”) and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company’s filing a complaint against Verizon at the FCC, and in a separate, but related, case, the FCC held that the contract with Verizon (that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision was appealed to the U. S. Court of Appeals for the D.C. Circuit. In June 2002, Verizon filed a complaint against the Company in the U. S. District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company moved to dismiss Verizon’s complaint based on a number of factors. The Court took the Company’s motion under advisement and directed the Company to initiate a proceeding against Verizon at the FCC. On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and has placed it on an administrative hold. On July 18, 2003, the D.C. Circuit issued a decision in the related case and held that the FCC had erred when it concluded that the contract the Company had adopted did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute will be resolved or whether the Company will ultimately be successful.

Disputed Access Revenues—Previously, a number of interexchange carriers (“IXCs”) had refused to pay access charges to competitive local exchange carriers (“CLECs”), including the Company, alleging that the access charges exceed the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

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

During the quarter ended June 30, 2002, the Company established an additional provision of $9,500 for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. This provision was included in Selling, General and Administrative expenses. The Company pursued its claim for the payment of outstanding billings in the WorldCom bankruptcy proceeding, and ultimately reached a settlement with WorldCom during the quarter ended September 30, 2003 that has been approved by the Bankruptcy Court. Pursuant to the approved settlement, US LEC paid $1,425 to WorldCom and setoff $2,298 due to WorldCom against a similar amount due from WorldCom in full satisfaction of outstanding balances due to WorldCom for periods prior to WorldCom’s July 2002 bankruptcy. The $2,298 setoff resulted in the reduction of Selling, General and Administrative Expenses (“SG&A”) during the quarter ended September 30, 2003 as a recovery of a portion of the $9,500 provision previously established. The Company also received an allowed, general unsecured claim against WorldCom in the amount of $11,511, the ultimate payment of which is subject to consummation of WorldCom’s plan of reorganization and is fully reserved for on the accompanying financial statements for the period ended September 30, 2003. During the quarter ended June 30, 2003, the Company reevaluated the classification of the receivables and reserves related to carriers that filed bankruptcy (including WorldCom) and determined, based on all available information that these balances are non-current. As a result, the receivable from bankrupt carriers (including WorldCom) and the related reserve have been included in Other Assets – non-current in the accompanying condensed consolidated balance sheet at September 30, 2003.

On September 18, 2002, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition. In addition, in September 2002, ITC^DeltaCom Communications, Inc. (“ITC”) filed a lawsuit against the Company alleging that in an effort to collect access charges from ITC for originating wireless traffic destined for ITC’s toll-free customers, US LEC blocked certain signaling data for calls originated on the networks of US LEC’s wireless carrier customers that would allow the call to be identified as a wireless call. ITC’s lawsuit alleged claims based on a number of different legal theories. US LEC, through counsel, investigated ITC’s allegations, and discovered no evidence to support ITC’s claims. US LEC denied ITC’s allegations and asserted a counterclaim against ITC to recover outstanding access charges owed by ITC. Following the close of discovery, and notice from the Company to ITC and its counsel that the Company would seek sanctions against them for the frivolous allegations in the complaint, ITC sought leave of court to file an amended complaint. In the proposed amended complaint, ITC dropped the allegations that US LEC affirmatively blocked certain signaling data and altered its legal theories of recovery. The Company filed a dispositive motion, seeking early resolution of the case. In addition to the lawsuit filed in federal court, ITC also filed an informal complaint with the FCC challenging US LEC’s right to recover access charges on calls originating from wireless carriers. The informal complaint was closed without the FCC taking any action. In addition, certain other interexchange carriers have questioned the Company’s right to recover access charges for traffic from wireless customers. The Company has denied those challenges based on prior FCC precedent and the pending Petition for Declaratory Ruling. The Company also has received separate requests for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company is responding to the FCC’s requests. Further, the Company is discussing with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by US LEC requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, the inability of US LEC to recover access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material adverse impact on US LEC’s revenue.

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

Interconnection Agreements with ILECs—The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the Public Utility Commissions (“PUCs”) in those states, and is still awaiting decisions from other PUCs. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

Stock Options—The Company adopted the US LEC Corp. Omnibus Stock Plan (the “Plan”) in January 1998. The number of shares of Class A Common Stock reserved for issuance under the Plan is 5,000. In December 2002, the Company announced a voluntary option exchange offer for the holders of stock options issued under the Plan with an exercise price of $4.00 or more. Approximately 3,231 options were eligible for the exchange offer. Following the expiration of the exchange offer on January 29, 2003, the Company accepted for exchange eligible options tendered to it for 2,857 shares of Class A Common Stock and cancelled all of these options. The Company granted new options for 2,776 to the tendering option holders on August 1, 2003 at an exercise price of $4.06, the fair market value of the Class A Common Stock in accordance with the Plan. As of September 30, 2003, options to purchase 4,291 shares of Class A Common Stock were outstanding under the Plan.

Employee Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. There are 2,000 shares of Class A Common

Stock reserved for issuance under the ESPP. As of September 30, 2003, the Company had issued 1,434 shares under the ESPP.

8.	Subsequent Event

On October 31, 2003 the Company entered into an Asset Purchase Agreement to buy the majority of assets and assume certain liabilities of FASTNET Corporation, including the Broadband and Dial-Up Internet Access, Co-location, and Managed Hosting business units. The completion of the transaction is subject to satisfaction of a number of contingencies, as well as to requirements under the Bankruptcy Code and the approval of the United States Bankruptcy Court for the Eastern District of Pennsylvania, including the bankruptcy auction process. The execution of an Asset Purchase Agreement does not ensure that the Company will ultimately be successful in consummating this transaction.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 Compared With The Three and Nine Months Ended September 30, 2002

Net revenue increased to $79.7 million for the quarter ended September 30, 2003 from $63.9 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, revenue was $231.1 million and $176.6 million, respectively. Net revenue increased primarily due to net end-customer additions resulting in a total of 13,970 end-customers at September 30, 2003, an increase in data services sold to end-customers and increased minutes of use on the Company’s network for long distance and access traffic. Approximately 96% of the Company’s net revenue is currently derived from two sources – end-customers and carrier charges, which include access charges and reciprocal compensation. Less than 4% of the Company’s net revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Wholesale revenue is revenue charged to other telecommunications carriers for the termination of their telecommunications traffic, but does not include reciprocal compensation or access charges. The following table provides a breakdown of the two primary components of net revenue as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

End Customer Revenue	68%	61%	66%	60%
Carrier Charges	27%	35%	30%	36%

The increase in the percentage of revenue from end customers in the quarter and nine months ended September 30, 2003 resulted from growth in the number of end customers and a reduction of intercarrier rates for intercarrier compensation. The Company also implemented the third step-down of interstate access rates as mandated by the FCC on June 20, 2003. The three months ended September 30, 2003 is the first full quarter affected by this step-down. Similar step-downs occurred in June 2002 and June 2001.

Network expenses are comprised primarily of leased transport (including facility installation) and usage charges and exclude all depreciation and amortization expense which is reported separately (see below). Network expenses increased to $38.3 million, or 48% of revenue, for the quarter ended September 30, 2003, from $30.4 million, or 48% of revenue, for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, network expenses increased to $109.9 million, or 48% of revenue, from $86.5 million, or 49% of revenue. The slight decrease in network expenses as a percentage of revenue was primarily a result of cost reduction efforts completed by the Company to reduce recurring costs for a customer facility as well as a reduction in rates per minute charged to the Company and the increase in revenue.

Due to the federal bankruptcy filing by WorldCom, during the quarter ended June 30, 2002, the Company established an additional provision of $9.5 million for doubtful accounts for the remaining outstanding receivables owed to the Company by WorldCom. The provision was included in Selling, General and Administrative expenses (“SG&A”). The Company pursued its claim for the payment of outstanding charges in the WorldCom bankruptcy proceeding, and ultimately reached a settlement with WorldCom that has been approved by the Bankruptcy Court. Pursuant to the approved settlement, US LEC paid $1.4 million to WorldCom and setoff $2.3 million due to WorldCom against amounts due from WorldCom in full satisfaction of outstanding balances allegedly due to WorldCom for periods prior to WorldCom’s July 2002 bankruptcy. The $2.3 million setoff resulted in the reduction of SG&A during the quarter ended September 30, 2003 as a recovery of a portion of the $9.5 million provision previously established.

SG&A for the quarter ended September 30, 2003 increased to $31.1 million, or 39% of revenue, compared to $29.5 million, or 46% of revenue for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, SG&A decreased to $91.9 million, or 40% of revenue, from $92.9 million, or 53% of revenue.

The increase in SG&A was primarily due to costs associated with developing and expanding the infrastructure of the Company as it develops new markets and adds new products. Expense increases include amounts associated with personnel, sales and marketing, occupancy, bad debt, administration and billing, and legal fees associated with litigation. The decrease in SG&A as a percentage of revenue for both the three and nine months ended September 30, 2003 was due to expense control, an improvement in back office efficiencies and growth in revenue.

Depreciation and amortization for the quarter ended September 30, 2003 increased to $13.0 million from $11.3 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 depreciation and amortization expense increased to $36.8 million from $32.9 million. The increase in depreciation and amortization was due to the addition of depreciable assets to accommodate the growth in the number of customers and services.

Interest income for the three and nine months ended September 30, 2003 was $0.1 million and $0.3 million, respectively, compared to interest income of $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2002. The decrease in interest income in 2003 was primarily due to declining rates of return on invested funds.

Interest expense for the three and nine months ended September 30, 2003 was $2.2 million and $6.4 million, respectively, compared to $2.1 million and $6.5 million for the comparable periods in 2002. Interest expense remained relatively flat due to a decrease in the amounts borrowed under the Company’s senior credit facility and declining interest rates offset by an increase in accrued additional interest related to the deferred portion of the Company’s senior secured credit facility term loan and additional interest paid to the subordinated debt holders.

For the three and nine months ended September 30, 2003 and 2002, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot conclude, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. During the quarter ended June 30, 2003, the Company reevaluated the classification of the receivables and reserves related to carriers that filed bankruptcy and determined, based on all available information that these balances are non-current. As a result, the deferred tax asset related to these receivables and the related reserves were also reclassified.

Net loss for the three and nine months ended September 30, 2003 amounted to $4.6 million and $13.6 million, respectively. Dividends accrued on Series A Preferred Stock for the three and nine months ended September 30, 2003 amounted to $3.6 million and $10.7 million, respectively. The accretion of preferred stock issuance cost for the three and nine months ended September 30, 2003 amounted to $139,000 and $411,000, respectively.

As a result of the foregoing, net loss attributable to common stockholders for the three months ended September 30, 2003 amounted to $8.4 million, or ($0.31) per diluted share compared to net loss of $12.8 million, or ($0.48) per diluted share for the three months ended September 30, 2002. For the nine months ended September 30, 2003 net loss attributable to common stockholders amounted to $24.7 million, or ($0.92) per diluted share compared to net loss of $52.0 million, or ($1.96) per diluted share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The amount outstanding under the Company’s senior secured credit facility at September 30, 2003 was $127.7 million and the advances under the facility bear interest at an average annual rate of 5.1%. During the quarter ended September 30, 2003, the Company continued to focus its operating strategy on increasing end customer revenue, customer retention, improving the efficiency of its network operations and in controlling selling and administrative costs and capital expenditures. Recent quarterly results have shown increases in total net revenue, end customer revenue, the number of customers and other operating metrics. Although the magnitude of capital expenditures required has declined since the Company’s network build-out was completed, management expects that substantial investment will be required as new customers are added to the Company’s network. During the nine months ended September 30, 2003, capital expenditures were $24.5 million. Management believes the Company’s expected cash flow from operating activities together with cash on hand at September 30, 2003 of $41.3 million, will be sufficient to meet the Company’s operating, investing and financing obligations as they come due for a period at least through September 30, 2004.

In amending its senior secured credit facility on December 31, 2002, the Company agreed to revised financial covenants designed to conform to the business plan provided by the Company to its senior lenders in connection with the amendment. The covenants include: achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs; maintenance of a minimum specified gross margin percentage (as defined), limits on the amount of capital expenditures; maintenance of minimum levels of unrestricted cash; and beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. Measurements of the revised covenants commenced in 2003. The Company was in compliance with all financial covenants at September 30, 2003 and management believes the Company will continue to comply with all financial covenants at least through September 2004. The operating results reflected in the Company’s business plan are dependent on meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through September 2004. If a waiver or amendment of the financial covenant cannot be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

Cash provided by operating activities was $40.4 million for the nine months ended September 30, 2003 compared to $12.8 million of cash used in the nine months ended September 30, 2002. The increase in cash provided by operating activities of $53.2 million was primarily the result of two factors. Cash provided by net income adjusted for non-cash items increased by approximately $31.9 million, and operating cash provided from changes in working capital items increased by approximately $22.6 million. The overall increase in cash provided by operating activities reflects both improvements in Company operations and the Company’s effort to aggressively pursue collections both from carriers and from end customers.

The Company generated EBITDA of $10.4 million, or 13% of revenue, for the quarter ended September 30, 2003, compared to $4.0 million or 6% of revenue for the same quarter 2002. This increase in EBITDA is the result of the Company’s operating strategy as noted above. EBITDA is defined by the Company as net income (loss) before interest income and expense, income taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for net income (loss) or as a better measure of liquidity than net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes that EBITDA is a useful measure of the Company’s ability to generate cash to meet future debt service, capital expenditures and working capital requirements. Management believes EBITDA is also used by investors and analysts to evaluate companies in the telecommunications industry. Because EBITDA is not a measurement determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.

Management believes net cash provided by (used in) operating activities is the financial measure calculated and presented in accordance with GAAP that is the most directly comparable to EBITDA. The following table reconciles EBITDA with net cash provided by (used in) operating activities derived directly from the condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Loss from Operations	$(2.6)	$(7.3)	$(7.5)	$(35.7)
Depreciation and Amortization	13.0	11.3	36.8	32.9

EBITDA	10.4	4.0	29.3	(2.8)
Changes in working capital	5.1	(7.1)	17.6	(5.1)
Net interest expense	(2.1)	(1.9)	(6.1)	(5.8)
Other	(0.3)	(0.0)	(0.4)	0.9

Net cash provided by (used in) operating activities	$13.1	$(5.1)	$40.4	$(12.8)

Cash used in investing activities decreased to $25.2 million for the nine months ended September 30, 2003 from $26.1 million for the nine months ended September 30, 2002. The investing activities are primarily related to purchases of switching and related telecommunications equipment, office equipment and leasehold improvements and include the acquisition of ISP contracts from Eagle during the nine months ended September 30, 2003.

Cash provided by financing activities was $458,000 for the nine months ended September 30, 2003 compared to cash used of $9.3 million for the nine months ended September 30, 2002. A small portion of the proceeds from the $5.0 million subordinated notes issued at December 31, 2002 was received in January 2003. These proceeds were offset by mandatory prepayments and loan fees paid under the Company’s senior credit facility in the nine months ended September 30, 2003.

Restricted cash classified as current was $0.6 million and $1.1 million as of September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, $0.9 million of restricted cash is non-current and is included in Other Assets in the condensed consolidated balance sheets. Restricted cash primarily serves as collateral for letters of credit related to certain office leases and for a portion of the insurance proceeds advanced for damages to certain property and equipment. At June 30, 2003, in accordance with the Company’s credit facility, an additional $500,000 was allocated to restricted cash for a portion of the insurance proceeds advanced for water damages to certain property and equipment. The Company’s insurance company is reviewing its insurance claim in regard to the incident. During the quarter ended March 31, 2003, the Company received a preliminary advance of $1.0 million of insurance proceeds.

The following table provides a summary of the Company’s contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

	Payment Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$127.7	$4.5	$123.2	$—	$—
Subordinated notes (2)	6.8	—	—	6.8	—
Operating leases	47.3	7.8	19.9	11.9	7.7

Total contractual cash obligations	$181.8	$12.3	$143.1	$18.7	$7.7

(1) Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate (“LIBOR”), plus a specified margin. The Company also accrues additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006.

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

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2003, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin. The Company has total variable rate bank debt of $127.7 million as of September 30, 2003. Currently, quarterly interest expense, net of interest income, is approximately $2.0 million. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, each one percent increase or decrease in interest rates will have approximately a $1.3 million annual impact on the Company’s net loss, depending somewhat on timing of the repayments of the indebtedness, the maturity of the indebtedness and other factors.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended September 30, 2003, see Note 6 to the condensed consolidated financial statements appearing elsewhere in this report.

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

(b) On August 5, 2003, the Company filed a Current Report on Form 8-K to furnish as an exhibit under Item 9 and Item 12 a press release announcing the Company’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:	/s/ Michael K. Robinson

Michael K. Robinson Executive Vice President and Chief Financial Officer

November 3, 2003