Form 10-K
period 2003-12-31
US LEC CORP
filed 2004-03-23
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $49,954,945 as of June 30, 2003 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

As of March 19, 2004 there were 29,853,869 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 are incorporated by reference into Part III of this report.

US LEC CORP.

2003 ANNUAL REPORT ON FORM 10-K

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission (“FCC”) and state public utility commissions (“PUCs”), and US LEC’s ability to successfully execute its business plan. These forward looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Exhibit 99.1 “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

As used in the report, the words “we,” “our,” “US LEC,” and the “Company” refer to US LEC Corp. and its subsidiaries.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Based in Charlotte, North Carolina, US LEC is a super-regional telecommunications carrier providing integrated voice, data and Internet services to approximately 17,000 mid-to-large-sized business customers throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to more than 18,000 additional residential and small business customers.

US LEC was founded in 1996 and first initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers in North Carolina to provide switched local exchange services. Since 1997, US LEC’s business has changed substantially as our product offerings have grown to include a full suite of voice, data and Internet services and our geographic area of service has expanded significantly to encompass nearly all of the major business centers in the eastern United States.

US LEC’s principal offices are located at 6801 Morrison Boulevard, Charlotte, North Carolina 28211, and the telephone number is (704) 319-1000. The Company’s Internet address is http://www.uslec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to or waivers from our code of ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

The US LEC product line includes local calling services, long distance, long distance plans featuring toll free, calling card and conferencing services, dedicated and dial-up Internet services, frame relay, multi-link frame relay, Asynchronous Transfer Mode (“ATM”), Digital Private Line (“DPL”) services, managed data solutions, data center services, co-location and Web hosting. The US LEC network is currently supported with 27 digital voice and data switching centers and over twenty data points of presence (“POPs”) operating on Lucent 5ESS® AnyMedia™, Lucent CBX500 ATM and Tekelec SanteraOne™ digital switches, as well as Juniper and Cisco® Internet routers.

US LEC provides its full suite of voice, data and Internet services in 15 states plus the District of Columbia, including Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, and Virginia. US LEC also offers nationwide data services, as well as selected voice services, such as long distance calling, calling card, conferencing and toll free service, in 25 additional states including Arkansas, California, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, North Dakota, Ohio, Oregon, South Dakota, Texas, Washington, West Virginia, Wisconsin and Wyoming.

In December 2003, as part of the Company’s strategy of expanding its range of services, US LEC acquired substantially all of the assets and products of Fastnet® Corporation (“Fastnet”) related to or used by Fastnet in connection with the operation of its commercial Internet access, co-location, dedicated hosting (including two data centers located in eastern Pennsylvania), shared hosting and dial-up business segments. In addition, US LEC also acquired contracts of approximately 1,500 business customers and over 18,000 residential and small business dial-up Internet and shared hosting customers as a result of the transaction. Fastnet’s product set included dedicated Internet access, virtual private network (“VPN”) solutions, Total Managed Security™, web hosting, co-location, application hosting, backup and recovery services, and unified messaging. Management believes that the assets acquired will speed the introduction of new data products, enhance US LEC’s ability to attract new customers demanding these products, sell the new product offerings to its current customer base and cross sell its current voice offerings to the customers acquired from Fastnet.

BUSINESS STRATEGY

US LEC’s mission is to be the premier communications partner for businesses by delivering quality voice, data and Internet services and exceeding expectations for customer care.

The principal elements of US LEC’s business strategy include:

Provide Outstanding Customer Service.    Management believes that a key element of the success of a competitive carrier is the ability to satisfy the service needs of its customers. The Company must be able to provide a quality activation, resolve service issues, quickly implement change requests, produce accurate bills, resolve billing issues, provide reliable services, and promptly add additional service and capacity required by our customers. Management believes that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. Customer service is provided locally by our market-based sales, sales support and operations team and centrally by US LEC’s three Network Operations Centers (“NOC”) and two customer service centers. The Company also provides a Web-enabled customer self-care portal that allows customers to manage selected US LEC services.

Offer a Broad Range of Services.    US LEC offers customers a broad range of voice, data and Internet services that can be bundled on a single customer network connection. US LEC offers its customers local calling services, long distance, long distance plans featuring toll free and conferencing services, dedicated and dial-up Internet services, frame relay, multi-link frame relay, ATM, DPL services, managed data solutions, data center services, co-location and Web hosting. Management believes a broad range of services, competitive pricing and an opportunity to bundle services gives US LEC customers an exceptional value, and enables the Company to build a stream of quality recurring revenue.

Target Telecommunications-Intensive Customers.    The Company focuses its sales efforts on telecommunications-intensive business customers that include the automotive, construction, education, financial, government, healthcare, hospitality, Internet service providers, professional/legal, real estate, retail, transportation sectors and other telecommunication providers. By focusing on such customers, the Company is able to more efficiently concentrate their telecommunications traffic. In addition, the Company frequently is able to bundle its voice, data and Internet services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of services.

Deploy a Capital-Efficient Network.    US LEC utilizes a “smart-build” strategy of owning and deploying switching and routing equipment and leasing the required fiber optic transmission capacity from competitive access providers (“CAPs”), CLECs, inter-exchange carriers (“IXCs”) or incumbent local exchange carrier (“ILECs”). Management believes the Company’s switch-based, leased-transport strategy enables it to continually take advantage of changes in the transport market. By employing the smart-build strategy, US LEC reduces the up-front capital expenditures required to build a network and enter new markets and avoids the risk of “stranded” investment in under-utilized networks. Unlike some other competitive carriers, the Company does not resell ILEC dial tone services or provide service via Unbundled Network Element Platforms (“UNE-P”) through which a carrier offers local exchange services by purchasing all of the elements of the switching platform from the ILEC.

Maintain a Robust Technology Platform.    US LEC operates 26 Lucent voice switches, 26 Lucent ATM data switches and one Tekelec SanteraOne™ digital switch active throughout its network. The Company also employs a redundant and diverse advanced intelligent network (“AIN”) platform and SS7 signaling network, which includes Telcordia integrated services control points (“ISCPs”) and Tekelec Eagle signal transfer points (“STPs”). In addition, the Company has also deployed Juniper and Cisco® routers to provide reliable, scalable and high-speed network elements that enhance the performance of US LEC’s Internet access service. The Company’s data centers are equipped with Intel ISP platforms as well as a variety of other server platforms, based on customer needs.

Focus of Operations.    The Company focuses its network and marketing presence in target markets composed of certain Tier I cities (defined as major metropolitan areas such as Atlanta, Miami, New York, Philadelphia and Washington D.C.) and certain Tier II cities (defined as mid-size metropolitan areas such as Charlotte, Nashville and Tampa) located in the eastern United States. Management believes that the Company’s strategically designed network will enable it to take advantage of customer relationships, calling patterns, capture an increasing portion of customer traffic on its network and improve brand identification.

THE US LEC NETWORK

The US LEC network is currently supported with 27 digital switching centers operating on 26 Lucent 5ESS® AnyMedia™ digital switches, 27 Lucent CBX500 ATM data switches and one Tekelec SanteraOne™ digital switch. The network also includes five Juniper M20™ Internet routers and over 20 data POPs equipped with Cisco® routers. The digital switching centers are connected to each other across the network on SONET OC-12, SONET OC-3 and DS-3 lines leased from various other carriers. The Company connects its customers to its digital switching centers through leased lines, including SONET OC-48, SONET OC-12, SONET OC-3, DS-3 and T-1. The SONET lines are generally deployed in a ring configuration.

In order to interconnect its switches to the network of the local incumbent phone company and to exchange traffic with it, the Company maintains interconnection agreements with the incumbent carriers. The Telecommunications Act of 1996 (the “Telecom Act”), decisions of state and federal regulatory bodies and negotiation affect the terms and conditions of the interconnection agreements with the carriers involved. The Company may voluntarily enter into such an agreement, petition a state regulatory commission to arbitrate issues that cannot be resolved by negotiation or opt into agreements executed by the incumbent and other competitive carriers. The Company has signed interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements, including BellSouth Telecommunications, Inc. (“BellSouth”), Verizon Communications Inc. (“Verizon”) and Sprint Communications Company L.P. (“Sprint”).

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

Data transmissions from a US LEC customer are transported over leased lines to the US LEC switch and then transmitted directly on the Company’s network or transmitted to another carrier for termination. Data transmissions to a US LEC customer work in reverse.

Internet access for US LEC customers is provided by transport over leased lines to the US LEC switch, transmitted over leased lines to one of US LEC’s Internet Gateways, and then, if necessary, to the Internet via Internet transit leased from other carriers.

SERVICES

The Company provides voice services, most significantly local dial-tone services, to customers in major metropolitan areas of 15 states plus the District of Columbia. Local access is available in many different forms including Primary Rate Interface (“PRI”), T-1 and channels. The Company’s network is designed to allow a customer to easily increase or decrease capacity and utilize enhanced services as the telecommunications requirements of the customer change. The Company also offers directory assistance and operator services, long distance services for completing intrastate, interstate and international calls. The Company also provides toll-free services, calling cards, audio conferencing and certain enhanced services such as voice mail.

The Company provides data services including frame relay, multi-link frame relay, ATM and DPL (digital private line) services for the efficient and cost-effective transfer of data communications. US LEC also provides managed router services, offering customers a turnkey solution for comprehensive network management options, as well as Data Network Reports, a convenient on-line reporting tool that provides updated trend reports on a customer’s entire US LEC data network and on their most heavily used individual circuits.

US LEC’s Internet services include dedicated and dial-up Internet access, managed data solutions, data center services, co-location, managed firewalls and IP-VPN, Web hosting, e-mail, news feeds and other services.

The Company’s ability to bundle voice, data and Internet services on the same transport facility allows it to offer customers more efficient use of such facilities, and allows it to aggregate customers’ charges on a single consolidated invoice.

During 2003, the Company continued to expand its voice, data and Internet product offerings, while minimizing the capital requirements associated with product expansions. The goal of these product expansions was two-fold. The first was to add incremental revenue opportunities by complimenting an already strong product set to provide comprehensive customer communications solutions. The second was to more deeply penetrate the US LEC customer base with additional services, with the goal of increasing customer satisfaction, customer loyalty and retention. As examples, in 2003 US LEC added Data Network Reports and enhanced Web hosting packages. Data Network Reports allow customers to see individual and whole network trends in utilization, congestion, discards, and other similar network dispositions. The upgrades in the Web hosting packages enable customers to manage their services with on-line self-management tools and enhanced security. Management also believes the resources provided by the acquisition of Fastnet will enable it to more rapidly introduce new data services, enhance US LEC’s ability to attract new customers as well as selling the new product offerings to existing customers.

SALES AND MARKETING

Sales.    US LEC employs a well trained and experienced direct sales force to attract new customers and dedicate its efforts to retaining customers. The Company recruits salespeople with strong sales backgrounds in its markets, many of whom have had experience with other telecommunications carriers, including long distance companies, CLECs, ILECs, Internet service providers (“ISPs”), telecommunications equipment manufacturers and network systems integrators. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to participate in the potential economic rewards made available through a results-oriented compensation program. The Company also leverages its sales force by employing highly skilled data and solutions engineers, who are specialists in designing customer networks. The Company also utilizes independent sales agents to identify and service customers. During 2003, the Company continued to augment its sales force by hiring additional quota-bearing and sales support staff, providing continuing education regarding the Company’s voice, data and Internet services and forming an overlay group to focus on large target customers and data sales.

Marketing and Branding.    US LEC seeks to be the premier communications partner for businesses by delivering quality voice, data and Internet services and exceeding expectations for customer care. The Company builds its reputation and brand identity by working closely with its customers to develop services customized to their particular needs and by implementing targeted product offerings and promotional efforts. With marketing focus and expertise in a number of industries, US LEC is able to distinctly define its competitive advantages, value propositions and service provider differentiators to its customers. In addition, the integration of the Fastnet product line allows the Company to increase the speed-to-market for the enhanced data and Internet services.

The Company primarily uses two trademarks and service marks: US LEC, and a logo that includes US LEC and VOICE/DATA/INTERNET. The US LEC mark has been registered on the Supplemental Register of the United States Patent and Trademark Office for uses related to telecommunications services. Both the US LEC mark and the logo mark have been preliminarily approved for registration on the Principal Register for use with the same or related services.

The Company has recently acquired from Fastnet Corporation a number of federal trademark or service mark registrations (including FASTNET) and one pending federal application for use with related telecommunications services. The Company’s use of these marks will be evaluated as the Fastnet services are integrated into the Company’s existing suite of telecommunications services.

Billing.    The Company operates its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers. Customer bills are available in a variety of formats to meet a customer’s specific needs. US LEC offers customers simplicity and convenience by sending one invoice for all services. The Company offers electronic bill presentment and tools that allow customers web access to bills and supporting information such as call detail information. The Company believes this is an important aspect of customer acquisition and retention.

EMPLOYEES

As of December 31, 2003, the Company employed 1,016 people, including 80 former Fastnet employees. The Company does not expect significant changes in its staffing level in 2004. The Company considers its employee relations to be very good.

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

Overview.    The Company’s services are subject to varying degrees of federal, state and local regulation. The FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The PUCs retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.

Federal Legislation.    The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the “Communications Act”). The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act. The Telecom Act established a regulatory framework for the introduction of local competition throughout the United States and was intended to reduce unnecessary regulation to the greatest extent possible. Among other things, the Telecom Act preempts, after notice and an opportunity for comment, any state or local government from prohibiting any entity from providing telecommunications service.

The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the ILECs and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations, some of which are implemented by FCC regulations. The Telecom Act contemplates that state PUCs will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations and, to the extent necessary, enforcement actions between ILECs and their new competitors.

The FCC has significant responsibility for the manner in which the Telecom Act will be implemented, especially in the areas of pricing, universal service, interstate access charges and price caps. The details of the rules adopted by the FCC will have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated.

The PUCs also have significant responsibility for implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation, intrastate access charges and wholesale pricing consistent with FCC regulations. The PUCs are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs, must approve negotiated, arbitrated or adopted interconnection agreements, and may resolve contract compliance disputes arising from interconnection agreements. The U.S. Supreme Court appears to have assumed, without actually deciding, that the PUCs have the ability to enforce interconnection agreements and that United States District Courts have jurisdiction over appeals from PUC decisions.

The obligations imposed on ILECs by the Telecom Act to promote competition, such as local number portability, dialing parity, reciprocal compensation arrangements and non-discriminatory access to telephone poles, ducts, conduits and rights-of-way, also apply to CLECs, including the Company. As a result of the Telecom Act’s applicability to other telecommunications carriers, it may provide the Company with the ability to reduce its own interconnection costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in responding to interconnection requests. At the same time, the Telecom Act also has increased, and likely will continue to increase, the level of competition the Company faces.

Federal Regulation and Related Proceedings.    The Telecom Act and the FCC’s efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes that result from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders prohibiting the use of tariffs for non-dominant carriers providing international and domestic interstate long distance services. Accordingly, non-dominant interstate service providers and international service providers will no longer be able to rely on the filing of end user tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their international and domestic interstate inter-exchange services. The FCCs orders do not apply to the switched and special access services of the regional bell operating companies (“RBOCs”) and other local exchange service providers. The FCC allows permissive detariffing of these services.

The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied “streamlined” tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provides certain immediate regulatory relief regarding price cap ILECs and sets forth a framework of “triggers” to provide those companies with greater flexibility to set rates for interstate access services. On February 2, 2001, the D.C. Circuit upheld the FCC’s rules regarding pricing flexibility. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company’s ability to compete with ILECs for certain service could be adversely affected. The FCC has granted pricing flexibility applications for various interstate access services provided by RBOCs in a number of cities, including cities where US LEC competes against BellSouth.

In December 2001, the FCC initiated a comprehensive evaluation of its rules governing the unbundling of network elements (“UNEs”). On May 24, 2002, the United States Court of Appeals for the D.C. Circuit overturned two decisions of the FCC. First the court remanded to the FCC for further consideration its decision on UNEs, which required ILECs to lease numerous UNEs to CLECs. Second, the court vacated and remanded the FCC decision requiring ILECs to unbundle a portion of the spectrum of local copper loops so that data local exchange carriers can offer competitive advanced services such as DSL. The FCC consolidated the issues on UNEs remanded by the D.C. Circuit with its separate Triennial Review UNE proceeding. On August 21, 2003, the FCC released its Triennial Review Order (“TRO”) addressing the remand on UNEs and its statutorily mandated comprehensive evaluation of UNEs. The TRO set the ground rules for the availability of UNEs going forward. In a portion of the TRO, the FCC held that CLECs could order new combinations of UNEs, including enhanced extended links (“EELs”) (loop transport UNE combinations), which are the same elements that comprise special access facilities purchased by long distance carriers. The TRO also held that CLECs could commingle UNEs and UNE combinations with other wholesale services, including special access services, and resold services. Also, with respect to broadband applications, the FCC eliminated the line sharing obligation subject to a three year phase out for new customers with gradually increasing prices; limited ILEC’s unbundling obligations for fiber to the home; and declined to require ILECs to unbundle the next generation network, i.e. packetized capabilities of hybrid loops to permit CLECs to provide broadband services to the mass market. Several parties impacted by the TRO—ILECs as well as CLECs—filed motions for reconsideration with the FCC and appeals from various aspects of the TRO. The appeals were consolidated before the Court of Appeals for the D.C. Circuit, which stayed the effectiveness of portions of the TRO pending appeal. On March 2, 2004, the Court of Appeals issued a decision reversing a substantial portion of the TRO. The Court vacated the FCC’s decision to order unbundling of mass market switches and DS3, DS1 and dark fiber dedicated transport. The Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-the-home loops, and line sharing. The Court found reasonable the specific EEL eligibility standards pursuant to which CLECs may obtain high capacity EELs. Given the availability of special access, however, the Court expressed skepticism that carriers providing long distance services or otherwise using special access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded the conversion requirement to the FCC for further consideration. The Court stayed the effectiveness of its decision for sixty (60) days to give the parties the opportunity to seek reconsideration or to seek a writ of certiorari from the Supreme Court. In light of the decision and likely requests for reconsideration or further review it is unclear whether the Company will continue to be able to convert special access circuits to UNE circuits and it is also unclear whether the Company will continue to be able to commingle UNEs and special access circuits. Similarly, the Company cannot predict the effect the TRO will have on the Company in the near future.

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

The FCC has initiated rulemaking proceedings to consider whether advanced services offered by ILECs should be regulated as services offered by a dominant or nondominant carrier, as defined. If the service offerings are deemed nondominant, the ILEC will be subject to lessened regulation. In a related proceeding, the FCC is seeking to determine whether advanced services are information services and what regulations should apply, if that is the case. A finding that advanced services are information services, and not telephone services, could result in significantly lower levels of regulation. The Company cannot predict the outcome of these proceedings.

The FCC made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these “access charges” over time to lower, cost-based, rate levels and structures. These changes will reduce charges to long distance carriers while increasing charges to end-users. Although certain of these reforms do not apply directly to CLECs, ILEC reductions in switched access charges will likely place pressure on CLECs, including the Company, to reduce their own switched access charges. Moreover, in April 2001 the FCC for the first time established rates for CLEC switched access charges. Those rates declined substantially over a three-year period. CLECs can charge higher rates if agreed to by the long distance carrier, but cannot tariff a rate higher than the FCC’s benchmark rate.

In October 2002, AT&T Corporation (“AT&T”) filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched inter-exchange calls and that it is lawful to provide such service through local end user services. Comments were filed with the FCC in support of and in opposition to the AT&T petition, and it is unclear when the FCC might rule on the question presented. Similarly, in February 2003, Pulver.com filed a petition for declaratory ruling that asked the FCC to determine whether computer-to-computer calls over the Internet constituted a “telecommunications service” and, thus, were subject to access charges. On February 12, 2004, the FCC held that Pulver.com’s service is not telecommunications or a telecommunications service. The FCC determined that because Pulver.com’s peer-to-peer IP communications service does not offer or provide a transmission service, it is not offering “telecommunications” as defined under the Communications Act. The FCC ruled that the service could not be classified as a “telecommunications service” under the Act because it is a free service not offered to the public for a fee. The FCC also decided to classify Pulver.com’s service as an information service and intends to preempt state regulation of that service. The FCC also adopted a Notice of Proposed Rulemaking seeking comment on the various regulatory issues surrounding “IP-enabled” services. The FCC will seek comment on how it might categorize particular types of IP-based services, such as by distinguishing IP services that interconnect with the Public Switched Telephone Network or are being utilized as a substitute for traditional telephone services. The

Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company’s operations or impose additional requirements, regulations or charges upon the Company’s provision of Internet access and related Internet Protocol-based telephony services or the Company’s announced plans to add a voice over IP product.

State Regulation.    The Company has all of the state certifications necessary to offer its current services.

To the extent that an area within a state in which the Company operates is served by a small (in line counts) or rural ILEC not currently subject to competition, the Company generally does not have authority to service those areas at this time. Most states regulate entry into local exchange and other intrastate service markets, and states’ regulation of CLECs vary in their intensity. The majority of states mandate that companies seeking to provide local exchange and other intrastate services apply for and obtain the requisite authorization from the PUC. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical, and managerial capabilities and that granting the authorization will serve the public interest.

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

COMPETITION

ILECs.    In each market served by its networks, the Company faces, and expects to continue facing, significant competition from the ILECs, which currently dominate their local telecommunications markets as a result of their historic monopoly position. The ILECs have also recently entered the long distance markets in virtually all of their service areas. They also offer data and Internet services.

The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. Because US LEC leases fiber optic transmission capacity to link its customers with its networks and uses state-of-the-art technology in its switching platforms, the Company has demonstrated bundling, cost and service quality advantages over some ILEC networks currently available.

IXCs.    Inter-exchange carriers that provide long distance services and other telecommunications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have a much larger service footprint than the Company.

Other CLECs.    In the markets where US LEC has a digital switching center, one or more CLECs are also operating. In some cases, the Company competes head-to-head with other CLECs and in some cases the other CLECs seek to serve a different customer base. The Company competes with other CLECs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have competitive advantages over us, including substantially greater financial, personnel and other resources, including brand name recognition and long-standing relationships with customers. In addition, some have entered and subsequently emerged from bankruptcy with dramatically altered business plans and financial structures that could give those entities the ability to offer more competitive rates than the Company can offer.

Internet Service Providers (ISPs).    Throughout the Company’s service area, various Internet service providers also operate. In some cases, the Company competes head-to-head with other ISPs and in some cases, the other ISPs seek to serve a different customer base. The Company competes with other ISPs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have entered and subsequently emerged from bankruptcy which may give those entities the ability to offer more competitive pricing arrangements than the Company can offer.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of US LEC Corp:

Name	Age	Position
Richard T. Aab	54	Chairman of the Board

Aaron D. Cowell, Jr.	41	President, Chief Executive Officer and Director

Michael K. Robinson	47	Chief Financial Officer and Executive Vice President

Richard T. Aab, Chairman of the Board, co-founded US LEC in June 1996 and has served as chairman of the board of directors since that time. He also served as chief executive officer from June 1996 until July 1999. Between 1982 and 1997, Mr. Aab co-founded ACC Corp., an international telecommunications company in Rochester, NY, and held various positions including chairman and chief executive officer, and served as a director.

Aaron D. Cowell, Jr., President, Chief Executive Officer and Director, joined US LEC in June 1998 as executive vice president and general counsel. Later that year, he assumed responsibility for US LEC’s sales and field sales support functions. In 1999, his executive management duties were expanded to include US LEC’s engineering, operations, regulatory, customer care services and marketing departments. He was appointed president and chief operating officer of US LEC in 2000. In October 2002, Mr. Cowell was named chief executive officer and elected to the board of directors. He also holds a position on the executive committee for

The Association for Local Telecommunications Services, through which he helps promote regulations and decisions that will facilitate fair competition in the telecommunications industry. Before joining US LEC in 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large Southeastern law firm, where he represented, among others, US LEC and Alcatel, primarily in corporate finance and merger and acquisition matters. Mr. Cowell is a graduate of Harvard Law School and Duke University.

Michael K. Robinson, Executive Vice President and CFO, joined US LEC in July 1998 as Chief Financial Officer, responsible for finance and investor relations, and has over 20 years of experience in the telecom industry. Since joining US LEC, Mr. Robinson has assumed additional responsibilities including information systems and information technology, human resources, facilities and real estate, and billing system development. Prior to joining US LEC, Mr. Robinson was with Alcatel, an international, multi-billion dollar developer and manufacturer of telecom equipment, where he served as EVP and CFO of the US based transmission systems division, the worldwide enterprise and data division, as well as corporate committees including pension investments and purchasing. Prior to Alcatel, Mr. Robinson was at Windward International and Siecor (now Corning). He holds a bachelor’s degree from Emory & Henry and an MBA from Wake Forest University.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The leases expire during various years through 2011 with one lease expiring in 2016. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company’s operations and networks expand and as new networks are constructed.

ITEM 3.    LEGAL PROCEEDINGS

US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, inter-carrier access, wireless traffic and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the year ended December 31, 2003, see Note 8 to the consolidated financial statements appearing elsewhere in this report and Exhibit 99.1—“Risk Factors”.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock trades on The Nasdaq National Market under the symbol CLEC. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain any earnings that the Company might generate to support operations, service debt and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, the Company’s senior credit facility, subordinated notes and the preferred stock agreements contain certain limitations on the payment of dividends.

As of March 11, 2004, there were 201 holders of record of the Class A common stock. The following table sets forth the high and low closing price information for the Class A common stock as reported by Nasdaq during the periods indicated.

	Stock Price
2002	High	Low
First Quarter	$5.90	$3.10
Second Quarter	$3.50	$2.12
Third Quarter	$3.75	$1.56
Fourth Quarter	$2.69	$1.60

2003	High	Low
First Quarter	$3.85	$1.93
Second Quarter	$5.25	$3.37
Third Quarter	$5.65	$3.47
Fourth Quarter	$8.28	$4.99

On January 15, 2003, the Company acquired certain assets, primarily the Internet service provider customer contracts of Eagle Communications, Inc. in North Carolina, Georgia, Florida and Tennessee, and assumed certain operating liabilities. The price of $3.0 million consisted of $1.25 million in cash and a $1.75 million subordinated note with warrants to purchase 921,058 shares of the Company’s Class A common stock at an exercise price of $1.90 per share.

On November 7, 2003, the Company offered and sold 2,000,000 shares of Class A common stock to institutional investors. The gross proceeds of the offering were $10.0 million.

On December 15, 2003, the Company acquired the broadband and dial-up internet access, co-location, and managed hosting business units of Fastnet, as well as two data centers in eastern Pennsylvania that included $5.9 million in cash, Class A common stock with a fair market value of $1.0 million, and a $1.3 million promissory note. The note payable amount is subject to adjustment pending post closing items as allowed for in the purchase agreement which could result in a final purchase price of $8.5 million. Along with the assumption of certain liabilities, cure payments to third party creditors and acquisition related costs, total consideration was $9.8 million.

The shares of Class A common stock issued in these transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities were offered and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The Company’s reliance upon this exemption was based upon the accredited status of the purchasers and the lack of any general solicitation in the offerings.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, appearing elsewhere in this report.

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003.

	1999	2000	2001	2002	2003
Statement of Operations:
Revenue	$175,180	$114,964	$178,602	$250,363	$310,825
Network Expenses	73,613	52,684	90,298	121,127	148,699
Depreciation and Amortization	11,720	24,365	35,103	45,062	48,374
Selling, General and Administrative (1)	48,375	80,684	114,898	112,878	126,267
Provision (Recovery) for Doubtful Accounts related to WorldCom (1)	—	—	—	9,500	(5,867)
Loss on Resolution of Disputed Revenue (2)	—	55,345	—	—	—
Provision (Recovery) for Disputed Receivables (3)	—	40,000	(7,042)	—	—

Earnings (Loss) from Operations	41,472	(138,114)	(54,655)	(38,204)	(6,648)
Other Income	—	—	—	—	267
Interest Income (Expense), Net	(2,046)	(3,005)	(8,699)	(7,688)	(8,159)

Earnings (Loss) before Income Taxes	39,426	(141,119)	(63,354)	(45,892)	(14,540)
Income Taxes Provision (Benefit)	15,617	(23,727)	—	—	—

Net Earnings (Loss)	23,809	(117,392)	(63,354)	(45,892)	(14,540)
Less: Dividends on Preferred Stock	—	8,758	12,810	13,596	14,431
Accretion of Preferred Stock Issuance Cost	—	336	491	521	553

Net Earnings (Loss) Attributable to Common Stockholders	$23,809	$(126,486)	$(76,655)	$(60,009)	$(29,524)

Net Earnings (Loss) Attributable to Common Shareholders Per Share—Basic	$0.87	$(4.58)	$(2.83)	$(2.26)	$(1.08)
Net Earnings (Loss) Attributable to Common Shareholders Per Share—Diluted	$0.84	$(4.58)	$(2.83)	$(2.26)	$(1.08)
Weighted Average Number of Shares Outstanding—Basic	27,431	27,618	27,108	26,546	27,392
Weighted Average Number of Shares Outstanding—Diluted	28,411	27,618	27,108	26,546	27,392
Other Financial Data:
Cash Capital Expenditures	$57,396	$109,740	$40,425	$32,029	$35,767
Net Cash Flow Provided by (Used in) Operating Activities	(25,935)	(49,319)	(5,971)	(5,645)	55,333
Net Cash Flow Used in Investing Activities	(49,696)	(111,743)	(40,425)	(31,809)	(42,202)
Net Cash Flow Provided by (Used in) Financing Activities	48,840	251,709	21,077	(17,333)	4,280
Operating Data (4):
Number of States Served (including Washington, DC)	7	12	13	14	16
Number of Local Switches	16	23	26	26	27
Number of Customers	1,946	3,929	6,823	10,290	16,814
Number of Employees	460	816	892	911	1,016
Number of Sales and Sales Support Employees	180	330	365	367	412
Balance Sheet Data (4):
Cash and Cash Equivalents	$15,174	$105,821	$80,502	$25,715	$43,126
Working Capital	113,109	112,402	59,972	26,620	12,574
Accounts Receivable, Net	193,943	61,165	42,972	57,989	48,294
Current Assets	213,269	160,782	135,644	96,030	101,622
Property and Equipment, Net	102,002	188,052	188,436	178,810	165,793
Total Assets	320,100	373,159	333,313	285,314	285,299
Long-Term Debt (including current portion)	72,000	130,000	150,000	130,617	125,818
Series A Redeemable Convertible Preferred Stock	—	202,854	216,155	230,272	245,255
Total Stockholders’ Equity (Deficiency)	138,870	(22,250)	(97,325)	(153,991)	(171,161)
(1)	See Note 8 of the Company’s consolidated financial statements for the year ended December 31, 2002 and 2003. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented.
(2)	The Company recorded a loss on the resolution of disputed revenue of $55,345 in 2000 as a result of an order issued by the NCUC related to the ability to bill for reciprocal compensation.
(3)	Included in the 2001 statement of operations is an amount approximating $7,042, representing a net recovery of a portion of the $40,000 provision recorded in 2000 for disputed receivables and certain other related accruals related to BellSouth and Sprint.
(4)	Amounts presented are as of the end of the period.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Exhibit 99.1 “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

Overview

General.    US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 17,000 mid-to-large-sized business customers throughout the eastern United States. We primarily serve telecommunications-intensive business customers in a wide variety of industries. In December 2003, we acquired substantially all of the assets of Fastnet Corporation, increasing our end customer base by over 1,500 mid-to-large-sized business customers and adding over 18,000 residential and small business dial-up and shared hosting customers.

In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the year ended December 31, 2003, US LEC achieved positive results in each of these measures. We believe this demonstrates the validity of our business plan and our ability to execute it.

Total and End Customer Revenue.    We derive revenue from two sources: end customers and other telecommunications carriers. End customer revenue is comprised of installation, recurring and usage-sensitive charges (primarily long distance services) paid by businesses and other end customers for voice, data and Internet services. Revenue from other carriers is comprised of access charges and reciprocal compensation paid by IXCs and ILECs for the origination and termination of inter-exchange and local calls. Because end customer revenue represents a stable and recurring revenue stream, our focus has been, and will continue to be, on the growth and retention of end customers and product penetration to these customers. The following table provides a breakdown of the components of our revenue over the past three years:

	2003	2002	2001
End Customer Revenue
Voice Monthly Recurring Charges	$121.3	$94.4	$64.1
Data Monthly Recurring Charges	46.9	23.9	8.1
Long Distance	43.1	30.6	21.6

	$211.3	$148.9	$93.8
Percent of Total Revenue	68%	59%	53%

Inter-Carrier Compensation
Carrier Access	$78.9	$80.4	$55.1
Reciprocal Compensation	10.4	11.5	15.2

	$89.3	$91.9	$70.3
Percent of Total Revenue	29%	37%	39%
Other Revenue	$10.3	$9.5	$14.5
Percent of Total Revenue	3%	4%	8%

Total Revenue	$310.8	$250.4	$178.6

As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue is primarily attributed to an increase in the number of customers, achieved through a combination of geographic expansion, increased penetration of established markets and continued development and acceptance of new services. In addition, high rates of customer retention facilitate end customer revenue growth through increased opportunity for additional services. During 2003, excluding the effect of the Fastnet acquisition, our end customer base increased from 10,290 to 15,295, our best year ever in terms of new customer additions. During 2003, our average monthly customer turnover remained constant at approximately 0.66%.

A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth to continue in future periods. During 2003, excluding the effect of the Fastnet acquisition, we added approximately 3,600 customers that purchased data products and increased end customer revenue from data services from approximately 10% of total revenue in 2002 to 15% of total revenue in 2003. The Fastnet acquisition was a strategic step in our effort to accelerate the growth of our data business. Through this acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we plan to aggressively market to our existing customers. Fastnet added approximately 1,500 mid-to-large-sized business customers with dedicated Internet or data center services and over 18,000 residential and small business shared web hosting and dial-up Internet data customers. The table above includes approximately $1.0 million of revenue for Fastnet from the closing date of December 15, 2003. We expect the Fastnet acquisition to contribute approximately $24.0 million in annual end customer revenue.

Uncertainties That Could Adversely Affect Revenue.    We expect end customer revenue to continue to increase and carrier revenue to continue to decrease as percentages of total revenue in future periods. We expect this continuing change in revenue mix to occur due to our emphasis on expanding our end customer base and to rate reductions in new interconnection agreements with ILECs and IXCs, as well as legislative and regulatory actions that had a negative impact on carrier charges during the second half of 2003.

The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, the applicability of access rates to wireless traffic, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations, and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new services. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow. For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 8 to the consolidated financial statements appearing elsewhere in this report and related discussion in Exhibit 99.1 “Risk Factors”.

Customer Retention.    One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is customer retention. As we add more customers to our base, it is important that we keep as many of our current customers as possible as the cost of attaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. In 2003, we kept over 92.6% of our customer base compared to 92.1% in 2002. In addition, as our customer base has grown, we have had a larger percentage of customers’ contracts come up for renewal. US LEC renewed the contracts of over 90% of the customers whose contracts came up for renewal during 2003. Most of our customers are on three-year contracts.

Network Expense.    During 2003, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased greater than 10% from the fourth quarter of 2002 to the fourth quarter of 2003. Overall, network expense as a percentage of total revenue remained stable at approximately 48% for 2002 and 2003 despite the change in revenue mix from carrier charges toward end customer revenue, which carries higher network costs.

Working Capital Management.    During 2003, we continued to focus on working capital management that included management of customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of SG&A expenses. As a result of increased revenue and management of our working capital, the first quarter of 2003 was the first quarter since the fourth quarter of 2001 that resulted in positive cash flow from operations and a net increase in cash and cash equivalents. This continued each quarter through the year, resulting in cash flow from operations of $56.0 million and a net increase in cash and cash equivalents of $17.4 million. Cash flow from operations, combined with the proceeds from the sale of Class A common stock and our improved cash position, enabled us to fund capital expenditures of approximately $36.0 million and make two strategic acquisitions during the year and pay over $6.0 million of debt during the fourth quarter.

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue.    Approximately 97% of the Company’s revenue is currently derived from two sources—end users and carrier charges. Less than 3% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue consists of fees paid by businesses and other end customers for local, long distance, data and Internet services. The components of end customer revenue include monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges are fees paid by customers for facilities in service and additional features on those facilities. Usage charges are usage-sensitive fees paid for calls made, primarily long distance, by the customer. Initial non-recurring charges consist primarily of the amortization of deferred installation charges. Carrier charges are derived from billings to other carriers, primarily for network access charges and reciprocal compensation. Access charges are comprised of fees paid primarily by IXCs for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers or mandated by the FCC.

Revenue increased to $310.8 million for the year ended December 31, 2003, from $250.4 million in 2002. The increase in total revenue in 2003 was due entirely to an increase in end customer revenue, as carrier charges actually decreased slightly in 2003 from 2002. In 2003, the Company’s end customer revenue increased to $211.3 million, or 68% of total revenue from $148.9 million, or 59% of total revenue in 2002. The growth in end customer revenue is due to an increase in the number of end customers and in the services utilized by each customer. During 2003, excluding the effect of the Fastnet acquisition, our end customer base increased 49%, from 10,290 to 15,295. This increase in customers is primarily attributed to increased geographic expansion and penetration of existing markets. Of particular note is that the majority of the increase in end customers was due to an increase of approximately 3,600 data customers, resulting in a $23.0 million increase in data revenue from 2002 to 2003. Our product take rate—the number of services utilized by each customer—increased from 4.03 in 2002 to 4.36 in 2003.

Revenue from carrier charges decreased to $89.3 million in 2003 from $91.9 million in 2002. We expect total revenue to increase at a slower rate in future periods due to decreasing carrier charges. Revenue from inter-carrier access declined from $80.4 million during 2002 to $78.9 million in 2003. On a quarterly basis, revenue from inter-carrier access dropped from $21.5 million during the second quarter of 2003 to $19.2 million during the third quarter of 2003 and $16.6 million during the fourth quarter of 2003 primarily due to the reduction of rates as mandated by the FCC. Future decreases are expected as reductions in access rates as a result of these mandates are expected to offset anticipated increases in usage. Reciprocal compensation and wholesale revenue continue to represent a very minor portion of our total revenue. Reciprocal compensation and wholesale revenue accounted for only 4% of total revenue in 2003 due to a decline of approximately $1.0 million from 2002.

Network Expenses.    Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $148.7 million for 2003 from $121.1 million for 2002, but remained constant as a percentage of revenue at 48% despite the shift in revenue mix toward end customer revenue. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by its customers, as well as a shift to higher network expense for end customer revenue. Although the total dollar amount of network expense increased, the percent of network expense to revenue remained flat as a result of our continued efforts to keep our network efficient.

Depreciation and Amortization.    Depreciation and amortization for 2003 increased to $48.4 million from $45.1 million in 2002 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2003 increased to $126.3 million, or 41% of revenue, compared to $112.9 million, or 45% of revenue, for the year ended December 31, 2002, exclusive of the $9.5 million provision for doubtful accounts related to WorldCom in 2002 and the $5.8 million recovery for doubtful accounts also related to WorldCom in 2003. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount increased 12% to 1,016 (including 80 employees of Fastnet) as of December 31, 2003 from 911 as of December 31, 2002 while the Company was able to increase its customer base by 63%. We believe that this reflects the scalability of our team and our business model.

Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue in 2003 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our customer-to-employee ratio. In 1999, this ratio was 4:1. At the end of 2003, this ratio had improved dramatically to 17:1. Another illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $31,300 in the fourth quarter of 2001 to $60,900 in the fourth quarter of 2003, excluding revenue and employees related to Fastnet. We expect continued improvements in both of these measures as we continue to focus on efficiency in our back office.

Other Income.    Other income of $0.3 million for 2003 consisted of an insurance recovery related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.

Interest Income and Expense.    Interest income for 2003 decreased to $0.4 million from $0.9 million in 2002. The decrease in interest income in 2003 was primarily due to declining rates of return on invested funds. Interest expense for 2003 remained constant at $8.6 million resulting from a combination of a decrease in borrowings under the Company’s credit facility and declining interest rates, offset by the accrued interest related to the deferred principal payments on the Company’s credit facility term loan and interest expense related to the subordinated notes.

Income Taxes.    For the years ended December 31, 2003 and 2002 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss.    Net loss for 2003 amounted to $14.5 million, compared to a net loss of $45.9 million for 2002. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2003 and 2002 amounted to $14.4 million and $13.6 million, respectively. The accretion of preferred stock issuance cost was $0.6 million and $0.5 million for each of the years ended December 31, 2003 and 2002, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2003 amounted to $29.5 million, or $1.08 per diluted share, as compared to $60.0 million, or $2.26 per diluted share for 2002. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenue.    Revenue increased to $250.4 million for the year ended December 31, 2002, from $178.6 million in 2001. The significant increase in revenue resulted from an increase in the total number of customers in existing markets and an increase in telecommunications traffic on the Company’s network. In 2002, the Company’s end customer revenue increased to $148.9 million, or 59% of total revenue from $93.8 million, or 53% of total revenue in 2001.

The Company recorded a significant charge relating to disputed receivables in the fourth quarter of 2000. The $52.0 million provision is netted on the Company’s consolidated statement of operations against a $12.0 million reduction in commissions payable on those receivables, resulting in the $40.0 million provision on the Company’s 2000 consolidated statement of operations. Management believed that this charge was necessary due to the uncertainty surrounding current regulatory proceedings related to reciprocal compensation and other access charges and the continued refusal by ILECs, principally BellSouth, to pay amounts believed by the Company to be owed to it under applicable interconnection agreements and Sprint’s failure to pay US LEC’s access charges. The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the 2001 consolidated statement of operations is an amount approximating $7.0 million, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals.

Network Expenses.    Network expenses increased to $121.1 million, or 48% of revenue for 2002 from $90.3 million, or 50% of revenue, for 2001. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by its customers, as well as a shift to higher network expense for end customer revenue.

SG&A Expense.    SG&A expenses for the year ended December 31, 2002 decreased to $112.9 million, or 45% of revenue, compared to $114.9 million, or 64% of revenue, for the year ended December 31, 2001, exclusive of the $9.5 million provision for doubtful accounts related to WorldCom and the $7.0 million recovery for disputed receivables in 2002 and 2001, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue in 2002 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue.

Depreciation and Amortization.    Depreciation and amortization for 2002 increased to $45.1 million from $35.1 million in 2001 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Interest Income and Expense.    Interest income for 2002 decreased to $0.9 million from $3.2 million in 2001. The decrease in interest income in 2002 was primarily due to a decline in cash available for investing and declining rates of return on invested funds. Interest expense for 2002 decreased to $8.6 million from $11.9 million in 2001. This decrease in interest expense was primarily due to a decrease in the amounts borrowed resulting from over $22.0 million in principal payments made under the Company’s senior credit facility in addition to declining interest rates.

Income Taxes.    For the years ended December 31, 2002 and 2001 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss.    Net loss for 2002 amounted to $45.9 million, compared to a net loss of $63.4 million for 2001. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2002 and 2001 amounted to $13.6 million and $12.8 million, respectively (See Note 7 of the Company’s consolidated financial statements). The accretion of preferred stock issuance cost was $0.5 million for each of the years ended December 31, 2002 and 2001. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2002 amounted to $60.0 million or $2.26 per diluted share as compared to $76.7 million, or $2.83 per diluted share for 2001. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Liquidity and Capital Resources

Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including the private placement of $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, the private sale of $5.0 million of 11% senior subordinated notes in December 2002 and the private placement of $10.0 million of Class A common stock in November 2003. The first quarter of 2003 marked the first quarter since the fourth quarter of 2001 that the Company generated cash flow from operations and had a net increase in cash and cash equivalents. This continued through each quarter of 2003, resulting in cash flow from operations of $56.0 million and a net increase in cash and cash equivalents of $17.4 million during 2003.

On December 31, 2002, we completed an amendment to our senior credit facility. The amended facility was comprised of a $102.9 million term loan and a $25.0 million revolving credit facility. In amending the senior credit facility, the Company deferred $30.0 million of term loan principal payments from 2003 and 2004 to 2005 and 2006; deferred repayment of the $25.0 million outstanding under the revolving facility from December 2005 to December 2006; agreed to pay additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006; and agreed to revised financial covenants.

The interest rate under the facility for all outstanding amounts (except the deferred term loan amounts) is a floating rate based, at the Company’s option, on a base rate (as defined in the credit agreement) or the London Interbank Offered Rate, plus a specified margin. As of December 31, 2003, advances under the credit agreement (other than the deferred term loan amounts) bore interest at an annual rate of approximately 5.1% payable monthly. As of the same date, approximately $121.6 million was outstanding under the facility following approximately $5.8 million of payments made in the fourth quarter of 2003. The facility is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the subsidiaries.

In addition to scheduled principal payments beginning in March 2004, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Company’s subordinated note holders. These mandatory prepayments are scheduled to be $0.3 million in each of 2004, 2005 and 2006. Scheduled principal payments are $0.5 million in March and June 2004; $3.2 million in September 2004; $6.2 million in December 2004; $11.4 million in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $30.0 million when the term loan and revolving facility mature in December 2006.

The senior credit facility contains certain events of default, including, subject to certain exceptions, events relating to non-payment of principal and interest under the facility or defaults relating to certain other indebtedness and a change of control, as defined in the credit agreement.

Management believes that the Company will be in compliance with all financial covenants for a period at least through December 2004 based on projected operating results. Meeting these projected requirements is dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through December 2004. Although there can be no assurances, management believes if this were to occur it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

On January 15, 2003, the Company acquired certain assets of Eagle Communications, Inc., including Eagle’s ISP customers. The purchase price of this acquisition included $1.75 million of subordinated notes with terms identical to the subordinated notes we issued in December 2002. All subordinated notes bear interest at an annual rate of 11%, payable monthly, and have a five-year term.

The following table provides a summary of the Company’s contractual obligations and commercial commitments.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt (1)	$121.6	$10.8	$110.8	$—	$—
Subordinated notes (2)	6.8	—	—	6.8	—
Operating leases	47.1	8.0	20.6	12.4	6.1

Total contractual cash obligations	$175.5	$18.8	$131.4	$19.2	$6.1

(1)	Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. As discussed above, the Company is also accruing additional interest on the deferred portion of the term loan at an annual rate of 10%, payable upon the maturity of the loan in December 2006. See above for quarterly payment requirements.
(2)	Interest is payable monthly on the $6.8 million face value of the subordinated notes at an annual rate of 11%. In addition, the discount on the subordinated notes, determined based upon the relative fair values of the notes and related warrants, totaled $3.1 million. This amount is being amortized to the statement of operations through the maturity date of the subordinated notes with the unamortized balance totaling $2.5 million as of December 31, 2003.

Cash provided by operating activities was approximately $55.3 million in 2003, compared to cash used in operating activities in 2002 of $5.6 million. The increase in cash provided by operating activities of $61.0 million was primarily due to an increase in cash provided by operating activities prior to changes in working capital of $26.0 million, and an increase in cash provided of $35.0 million relating to changes in working capital accounts. Cash provided by accounts receivable increased by $35.2 million due to improved collections resulting from a concerted focus on reducing days sales outstanding (“DSOs”), collection of $11.4 million related to the finalization of a contract with an inter-exchange carrier (“IXC”) for switched access services and the sale of WorldCom pre-petition receivables for $3.6 million. There was also an increase from the prior year in cash provided by customer commissions payable of $9.5 million due to a reduction in the access revenue paid to external parties, commensurate with the decrease in rates used to determine shared amounts.

Cash used in investing activities increased to $42.8 million in 2003 from $31.8 million in 2002. Purchases of property and equipment of $36.3 million in 2003 and $32.0 million in 2002 consist of purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be less than those in 2003. Use of cash for assets acquired increased to $8.7 million over the prior year and relates to the acquisitions of assets of Eagle and Fastnet. These uses of cash were offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.

Cash provided by financing activities was $4.3 million in 2003 compared to cash used by financing activities of $17.3 million for 2002. This change was primarily due to the decrease in repayments under the Company’s amended senior credit facility in 2003 offset by the proceeds of the private placement of Class A common stock that raised $10 million in November 2003, and by a reduction in proceeds from the issuance of subordinated notes and warrants.

The restricted cash balance of $0.1 million and $1.1 million as of December 31, 2003 and 2002, respectively, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.9 million is included in other assets in the consolidated balance sheet as of December 31, 2003. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Capital expenditures were approximately $36.3 million in 2003, most of which were incurred to support new customer growth. We expect to spend less in 2004 than in 2003. We estimate that our debt service requirements in 2004 will be approximately $19.0 million, which includes approximately $10.8 million of scheduled principal payments and $8.0 million estimated for interest assuming no significant increases in interest rates during the year. Provided our operating results conform to our business plan, we believe our existing cash on hand of approximately $ 43.1 million and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements in 2004.

We have larger payment obligations in 2005 and 2006, including repayments under our amended senior credit facility of $46.1 million in 2005 and $64.7 million in 2006. We may seek additional financing to pay these obligations. We may also seek additional financing to undertake other initiatives not contemplated by our business plan. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success in executing our business plan, our future creditworthiness, and restrictions contained in agreements with our equity investors and our senior lenders. These financings could increase our level of indebtedness or result in dilution to our equity holders.

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

US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for voice, data and Internet services, and (2) carrier charges including access and reciprocal compensation. End customer revenue includes voice, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by IXCs to the Company for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier’s network. Amounts billed to carriers and IXCs are recorded based on the company’s determination of usage, category of traffic and the associated rate. These items are subject to some degree of estimation and subsequent adjustments may occur. However, management does not believe such adjustments will be material to the consolidated financial statements.

The Company defers non-recurring installation revenue from contracts with end customers and other carriers. This deferred revenue is being amortized over the average initial term of the related contract.

Carrier revenues are recorded net of amounts due to customers under each respective telecommunications service contract.

Early termination fees and late payment charges received from customers are recognized when paid and revenue related to billings in advance of providing service is deferred and recognized when earned.

Network Expenses—Network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 75% of the Company’s network expenses and usage sensitive charges which comprise approximately 25% of the Company’s network expenses. The Company’s leased transport charges are the lease payments incurred by the Company for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. The Company, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Network expenses include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider as well as estimated amounts accrued for pending disputes with other carriers. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, management does not believe such adjustments will be material to the Company’s financial statements. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.

Also included in network expense are the amortization of deferred customer and network installation costs, which are discussed in more detail below.

Provisions for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) disputes, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2003, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate bank debt of $121.6 million as of December 31, 2003. Currently, quarterly variable interest expense is approximately $1.6 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.2 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

US LEC Corp.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 22, 2004

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$43,126	$25,715
Restricted cash	61	1,080
Accounts receivable (net of allowance of $10,998 and $23,180 at December 31, 2003 and 2002, respectively)	48,294	57,989
Deferred income taxes	346	2,805
Prepaid expenses and other assets	9,795	8,441

Total current assets	101,622	96,030
Property and Equipment, Net	165,793	178,810
Other Assets	17,884	10,474

Total Assets	$285,299	$285,314

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$4,884	$10,203
Notes payable	1,300	—
Accrued network costs	25,088	26,952
Commissions payable	15,459	7,886
Accrued expenses—other	17,495	16,015
Deferred revenue	14,046	8,048
Long-term debt—current portion	10,776	306

Total current liabilities	89,048	69,410

Long-Term Debt	115,042	130,311
Deferred Income Taxes	346	2,805
Other Liabilities	6,769	6,507
Commitments and Contingencies (Note 8)
Series A Mandatorily Redeemable Convertible Preferred Stock (10,000 authorized shares, 250 and 235 shares issued with redemption values of $250,000 and $235,000 at December 31, 2003 and 2002, respectively) (Note 7)	245,255	230,272
Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 29,677 and 26,895 shares outstanding at December 31, 2003 and 2002, respectively)	297	269
Additional paid-in capital (Note 11)	90,852	78,526
Retained deficit	(262,310)	(232,786)

Total stockholders’ deficiency	(171,161)	(153,991)

Total Liabilities and Stockholders’ Deficiency	$285,299	$285,314

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002, and 2001

(In Thousands, Except Per Share Data)

	2003	2002	2001
Revenue	$310,825	$250,363	$178,602
Network Expenses	148,699	121,127	90,298
Depreciation and Amortization	48,374	45,062	35,103
Selling, General and Administrative Expenses	126,267	112,878	114,898
Provision for (Recovery of) Doubtful Accounts related to WorldCom (Note 8)	(5,867)	9,500	—
Recovery of Disputed Receivables, Net (Note 8)	—	—	(7,042)

Loss from Operations	(6,648)	(38,204)	(54,655)
Other (Income) Expense
Other Income	(267)	—	—
Interest Income	(418)	(865)	(3,171)
Interest Expense (Note 6)	8,577	8,553	11,870

Net Loss	(14,540)	(45,892)	(63,354)
Less: Preferred Stock Dividends	14,431	13,596	12,810
Less: Accretion of Preferred Stock Issuance Cost	553	521	491

Net Loss Attributable to Common Stockholders	$(29,524)	$(60,009)	$(76,655)

Net Loss Attributable to Common Stockholders Per Common Share (Note 12):
Basic and Diluted	$(1.08)	$(2.26)	$(2.83)

Weighted Average Number of Shares Outstanding (Note 12):
Basic and Diluted	27,392	26,546	27,108

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2003	2002	2001
Operating Activities
Net loss	$(14,540)	$(45,892)	$(63,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,374	45,062	35,103
Accretion of subordinated debt	628	—	—
Other Income	255	—	—
Deferred compensation	—	21	446
Deferred income taxes	—	—	1,840
Provision (recovery) for significant receivables, net	—	9,500	(7,042)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	10,720	(24,517)	25,234
Prepaid expenses and other assets	(1,677)	821	(6,068)
Other assets	384	(992)	(2,294)
Accounts payable	(1,442)	(841)	2,308
Deferred revenue	1,165	1,356	3,341
Accrued network costs	(1,864)	9,075	8,575
Customer commissions payable	10,695	1,207	(10,193)
Other liabilities—noncurrent	(352)	788	1,406
Accrued expenses—other	2,987	(1,233)	4,727

Total adjustments	69,873	40,247	57,383

Net cash provided by (used in) operating activities	55,333	(5,645)	(5,971)

Investing Activities
Purchase of property and equipment	(35,767)	(32,029)	(40,425)
Net assets acquired	(8,686)	—	—
Proceeds from insurance claim	2,256	—	—
Increase (decrease) in restricted cash	(5)	220	—

Net cash used in investing activities	(42,202)	(31,809)	(40,425)

Financing Activities
Issuance of common shares	9,200	—	—
Proceeds from exercise of stock options, warrants, and ESPP	1,312	1,003	1,425
Proceeds from issuance of subordinated notes and related warrants	350	4,650	—
Proceeds from long-term debt	—	—	20,000
Payments on long-term debt	(6,358)	(22,062)	—
Payment for deferred loan fees	(224)	(924)	(348)

Net cash provided by (used in) financing activities	4,280	(17,333)	21,077

Net (Decrease) Increase in Cash and Cash Equivalents	17,411	(54,787)	(25,319)
Cash and Cash Equivalents, Beginning of Period	25,715	80,502	105,821

Cash and Cash Equivalents, End of Period	$43,126	$25,715	$80,502

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$8,976	$8,957	$10,568

Cash Paid for Taxes	$—	$—	$—

Supplemental Noncash Investing and Financing Activities:
At December 31, 2003, 2002, and 2001, $1,767, $5,749, and $5,452 respectively, of property and equipment additions are included in outstanding accounts payable.
At December 31, 2002, $350 was receivable from certain investors relating to the $5,000 subordinated notes with warrants.
During fiscal year 2003 the Company issued approximately 2,153 shares of common stock in connection with a private placement offering and the acquisition of Fastnet.

See notes to consolidated financials statements.

US LEC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2003, 2002 and 2001

(In Thousands)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Deficit	Unearned Compensation Stock Options	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	10,934	$109	16,835	$168	$73,813	$(96,121)	$(219)	$(22,250)
Exercise of Stock Options	2	1	—	—	7	(1)	—	7
Issuance of Shares	618	6	—	—	1,413	—	—	1,419
Unearned Compensation—Stock Options	—	—	—	—	1,460		(1,014)	446
Accretion of Preferred Stock Issuance Cost	—	—	—	—		(491)		(491)
Conversion of Class B Common Shares to Class A					—		—	—
Common Shares and Effects of Recapitalization	14,834	148	(16,835)	(168)	20			—
Preferred stock dividends	—	—	—	—	—	(12,810)	—	(12,810)
Costs Associated with Recapitalization	—	—	—	—	(292)		—	(292)
Net Loss	—	—	—	—		(63,354)		(63,354)

Balance, December 31, 2001	26,388	264	—	—	76,421	(172,777)	(1,233)	(97,325)
Exercise of Stock Options and Warrants					2			2
Issuance of ESPP Stock	507	5			996			1,001
Unearned Compensation—Stock Options (Note 11)					(1,213)		1,233	20
Preferred Stock Dividends						(13,596)		(13,596)
Accretion of Preferred Stock Issuance Fees						(521)		(521)
Issuance of Warrants (Note 6)					2,320			2,320
Net Loss						(45,892)		(45,892)

Balance, December 31, 2002	26,895	269	—	—	78,526	(232,786)	—	(153,991)
Exercise of stock options and warrants	253	2			379			381
Issuance of ESPP Stock	376	4			949			953
Private Placement	2,000	20			9,180			9,200
Shares Issued Related to Fastnet Acquisition	153	2			998			1,000
Preferred Stock Dividends						(14,431)		(14,431)
Accretion of Preferred Stock Issuance Fees						(553)		(553)
Issuance of Warrants (Note 3)					820			820
Net Loss						(14,540)		(14,540)

Balance, December 31, 2003	29,677	$297	—	—	$90,852	$(262,310)	$—	$(171,161)

See notes to consolidated financial statements

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2002, and 2001

(In Thousands, Except Per Share Data)

1.    ORGANIZATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of US LEC Corp. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The Company was incorporated in 1996 and in 1998 completed an initial public offering of its common stock.

The Company, through its subsidiaries, provides integrated voice, data and Internet services to approximately 17,000 mid-to-large-sized business customers throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to more than 18,000 additional residential and small business customers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists (2) services have been rendered (3) seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for voice, data and Internet services, and (2) carrier charges primarily including access and reciprocal compensation. End customer revenue includes voice, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers (“IXCs”), competitive local exchange carriers (“CLECs”) and incumbent local exchange carriers (“ILECs”) for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation. The Company does not resell any incumbent local exchange carrier (“ILEC”) dial tone. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier’s network.

Certain revenues are recorded net of amounts that are due to other parties, primarily customers pursuant to each respective telecommunications service arrangement with whom the Company is required to share related access revenue. For the years ended December 31, 2003, 2002 and 2001 amounts incurred under these arrangements of $29,051, $26,208 and $22,812, respectively, are netted with gross carrier revenues in the accompanying consolidated financial statements.

When an end customer terminates its contract with the Company prior to its contractual term, the Company is entitled to bill the customer an early termination fee. Early termination fees are recognized when paid and revenue related to billings in advance of providing services is deferred and recognized when earned.

The Company defers amounts billed for non-recurring installation costs for new contracts with end customers and with other carriers. The Company is amortizing this revenue over the average initial term of the related contracts. As of December 31, 2003 and 2002, the Company had $1,685 and $2,042, respectively, recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $2,498 and $3,191 as of December 31, 2003 and 2002, respectively, recorded in Other Liabilities for the non-current portion of the Deferred Revenue.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network Expenses—The Company’s network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 75% of the Company’s network expenses and usage sensitive charges which comprise approximately 25% of the Company’s network expenses. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company-owned switch that services that customer, to connect the Company’s network and to connect to the ILEC and other carrier networks. The Company does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The restricted cash balance as of December 31, 2003 and 2002 serves to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts. These letters of credit renew annually.

Accounts Receivable—The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) disputes, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

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

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company capitalized $483 and $1,478 in payroll related costs during the years ended December 31, 2003 and 2002, respectively, in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are amortized over five years.

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

Intangible Assets—The Company has intangible assets in the form of goodwill, customer relationships and marketing related assets. These intangible assets are initially recognized based on their fair value. Goodwill is tested for impairment on an annual basis at the end of the fiscal year. Customer relationships and marketing assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3-5 years at approximately $2,000 per year beginning in 2004. These intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Accrued Network Costs—Accrued network costs include management’s estimate of network expenses for a given period for which bills have not yet been received or paid by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. However, such adjustments have not historically been material to the financial statements, and management does not believe any adjustments to the accrual amount at December 31, 2003 will be material to the Company’s financial statements.

Debt Issuance Cost—The Company capitalizes costs associated with securing long-term debt and amortizes such costs over the term of the debt agreement using the straight-line method which approximates the interest method. The Company had deferred debt issuance costs (net of accumulated amortization of $3,681 and $2,619) of $3,158 and $4,290 as of December 31, 2003 and 2002, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 6)

Fair Value of Financial Instruments—Management believes the fair values of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivables, accounts payable, accrued network costs and subordinated notes approximate their carrying value. In addition, because the majority of long-term debt consists of variable rate instruments, management believes their carrying values approximate fair values.

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

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

southeastern and mid-Atlantic United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company’s most significant trade receivables are from a few large telecommunications carriers.

The Company is dependent upon certain suppliers for the provision of telecommunications services to its customers. The Company has executed interconnection agreements for all states in which it provides local phone service.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to revenue recognition, the allowance for doubtful accounts receivable, estimated end customer contract life, the valuation of intangible assets, accrual of network costs payable to other telecommunications entities, estimated amounts accrued for pending disputes with other carriers, income tax valuation allowance, and conclusions regarding the impairment of and the estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

Advertising—The Company expenses advertising costs in the period incurred. Advertising expense amounted to $1,628, $1,287 and $1,473 for 2003, 2002 and 2001, respectively.

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

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2003	2002	2001
Net loss, as reported	$(14,540)	$(45,892)	$(63,354)
Preferred dividends	(14,431)	(13,596)	(12,810)
Accretion of preferred stock issuance fees	(553)	(521)	(491)

Net loss attributable to common stockholders, as reported	(29,524)	(60,009)	(76,655)
Add: Stock-based employee compensation expense included in reported net income	—	21	446
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,174)	(4,848)	(6,151)

Pro forma net loss	$(37,698)	$(64,836)	$(82,360)

Weighted average shares outstanding	27,392	26,546	27,108
Net loss per share:
Basic and diluted, as reported	$(1.08)	$(2.26)	$(2.83)

Basic and diluted, pro forma	$(1.38)	$(2.44)	$(3.04)

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value for both stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 3.25%, 3.0% and 6.0% for 2003, 2002 and 2001, respectively, an expected life of 5.2, 4.7 and 4.9 years for 2003, 2002 and 2001, respectively. The weighted average remaining contractual life of stock options outstanding at December 31, 2003 was 9.2 years.

Reclassifications—Certain reclassifications have been made to 2001 and 2002 amounts to conform to the 2003 presentation.

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 was effective for financial statements of the Company issued after January 1, 2003. The adoption and application of the provisions of SFAS No. 143 did not significantly impact the Company’s financial statements for the year ended December 31, 2003.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying Accounting Principles Board (APB) Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. Other than the provisions related to the rescission of SFAS No. 4, the Company adopted and applied the provisions of this Statement for transaction occurring and financial statements issued after May 15, 2002, as required by the Statement. The Company adopted and applied the provisions related to the rescission of SFAS No. 4 effective January 1, 2003, also required by the Statement. The application of the provisions of SFAS No. 145 did not significantly impact the Company’s financial statements.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.” As of and for the year ended December 31, 2003, the Company was not engaged in any exit or disposal activities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify preferred stock as a liability at fair value when it becomes mandatorily redeemable. All outstanding shares of the Series A Preferred Stock, if not previously converted to common stock, are subject to mandatory redemption on April 11, 2010. Until the holders’ conversion option expires on April 10, 2010, redemption under SFAS No. 150 is considered conditional; accordingly, the Series A Preferred Stock will be presented between liabilities and equity in the consolidated balance sheets until that date. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to guarantees and its initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim and annual periods ending after December 15, 2002 and the recognition provisions were effective for the guarantees issued or modified after December 31, 2002. The Company’s adoption and application of FIN 45 did not significantly impact the Company’s financial statements or disclosures as of and for the year ended December 31, 2003.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in “special-purpose entities” for periods ending after March 15, 2004. The Company’s adoption of FIN 46 is not expected to significantly impact the Company’s financial statements or disclosures.

3.    EAGLE ACQUISITION

On January 15, 2003, the Company acquired certain assets including the Internet Service Provider (“ISP”) customers of Eagle Communications, Inc. (“Eagle”) in Georgia, Florida, North Carolina and Tennessee, and assumed certain operating liabilities in a transaction accounted for using the purchase method of accounting.

The purchase price of this acquisition was $3,000 consisting of $1,250 paid in cash, and $1,750 of subordinated notes with warrants to purchase 921 shares of the Company’s Class A common stock at an exercise price of $1.90 per share. The Company allocated the majority of the purchase price to the acquired customer related asset and is amortizing this asset over a three year period representing the estimated period of benefit. As of December 31, 2003, there was $1,838 of net carrying value of this customer related asset, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 2003.

4.    FASTNET ACQUISITION

On December 15, 2003, the Company acquired the broadband and dial-up Internet access, co-location, and managed hosting business units of FASTNET in a transaction accounted for using the purchase method of accounting.

This transaction was executed as part of the Company’s strategy to grow its data services business. In addition to the ISP and broadband data services, the FASTNET product suite acquired includes advanced technical support, dedicated and shared Web hosting, co-location, data storage/disaster recovery and managed services to provide extensive monitoring of the customers’ services and network. This acquisition was funded by the proceeds of the November 2003 private placement of common stock that raised $10,000.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price included $5,906 in cash, 153 shares of Class A common stock with a fair market value of $1,000 and a $1,300 note payable. Along with the assumption of certain liabilities, cure payments to third party creditors of $900 and direct costs of the acquisition of $646, total consideration was $9,752. The results of operations of FASTNET have been included in the accompanying consolidated financial statements since the acquisition date. Total consideration was allocated as follows:

Current assets	$3,803
Current liabilities	(4,942)
Property and equipment	4,778
Identifiable intangible assets	5,670
Goodwill	443

$9,752

The note payable amount is subject to adjustment pending post closing items as allowed for in the purchase agreement which could result in a final purchase price of no greater than $8,500 before cure payments and expenses. The identifiable intangible assets consist primarily of customer relationship assets included in other assets in the balance sheet. The revenues and results of operations of Fastnet for fiscal years ended 2003 and 2002 were not material to the Company’s consolidated operating results.

5.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, is summarized by major class as follows:

	2003	2002
Telecommunications and other equipment	$204,072	$185,195
Office equipment, furniture and other	91,084	82,627
Leasehold improvements	30,614	28,096

	325,770	295,918
Less accumulated depreciation and amortization	(159,977)	(117,108)

Total	$165,793	$178,810

6.    LONG-TERM DEBT

On December 31, 2002, the Company entered into the Third Amended and Restated Loan and Security Agreement with its senior lenders (the “Credit Facility”). The Credit Facility is comprised of a $96,580 term loan and a $25,000 revolving credit facility. The interest rate for the facility (other than the rate applicable to deferred term loan amounts as described below) is a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Advances under the Credit Facility as of December 31, 2003 bear interest at an annual rate of approximately 5.1%. The facility is secured by a security interest in substantially all of the Company’s assets, including the stock of the subsidiaries.

In amending the Credit Facility, the Company deferred $30,000 of term loan principal payments from fiscal years 2003 and 2004 to fiscal years 2005 and 2006; deferred repayment of the $25,000 outstanding under the revolving facility from December 2005 to December 2006; agreed to pay additional interest on the deferred amounts under the term loan at an annual rate of 10%, payable upon the maturity of the loan in December 2006, and agreed to revised financial covenants. As a condition to amending the Credit Facility, the Company’s senior

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lenders required an investment of $5,000 in the Company. Therefore, concurrent with amending the Credit Facility, the Company issued 11% subordinated notes due 2007 with a principal amount of $5,000 (the “Subordinated Notes”) and warrants to purchase shares of the Company’s common stock (the “2002 Warrants”). The Subordinated Notes and 2002 Warrants were acquired by a group of private investors that included the Company’s founders, Richard T. Aab and Tansukh V. Ganatra. Mr. Aab currently serves as Chairman of the Company and Mr. Ganatra serves as a director.

In addition to scheduled quarterly principal payments on amounts borrowed under the Credit Facility, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Subordinated Note holders. These mandatory prepayments are scheduled to be $338, $338 and $337 in 2004, 2005 and 2006 respectively. Scheduled principal payments on the Credit Facility are $500 in March and June 2004, $3,188 in September 2004, $6,250 in December 2004, $11,446 in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $30,010 is due when the term loan and revolving facility matures in December 2006.

Under the Credit Facility, the Company is subject to certain financial covenants, including covenants regarding (i) achievement of minimum levels of earnings before interest, taxes, depreciation, amortization and credit restructuring costs, (ii) maintenance of a minimum specified gross margin percentage (as defined in the Credit Facility), (iii) limits on the amount of capital expenditures, (iv) maintenance of minimum levels of unrestricted cash and (v) beginning in March 2005, maintenance of specified total leverage, cash interest coverage and minimum fixed charge coverage ratios. In addition, the Credit Facility contains various covenants that, subject to certain exceptions, restrict the Company’s ability to incur additional debt; sell assets, incur liens, make certain investments, enter into transactions with affiliates; acquire, merge or consolidate with another company, engage in sale/leaseback transactions and make payments on subordinated debt. The Company was in compliance with all covenants at December 31, 2003.

The $5,000 received from the issuance of the Subordinated Notes and the 2002 Warrants on December 31, 2002 was allocated, based on the approximate relative fair values, $2,680 to the Subordinated Notes and $2,320 to the 2002 Warrants. The Subordinated Note holders received warrants to purchase 1,737 and 895 shares of the Company’s common stock at an exercise price of $1.90 and $2.06 per share, respectively.

On January 15, 2003, the Company acquired certain assets, primarily related to the Internet service provider (“ISP”) customers of Eagle Communications, Inc. (“Eagle”) in Georgia, Florida, North Carolina and Tennessee, and assumed certain operating liabilities. The purchase price of $3,000 consisted of $1,250 in cash and a $1,750 subordinated note (the “Eagle Subordinated Note”) due 2007 with warrants to purchase 921 shares of the Company’s common stock at an exercise price of $1.90 per share (the “Eagle Warrants”). The $1,750 was allocated, based on the approximate relative fair values, $930 to the subordinated note and $820 to the warrants.

The Subordinated Notes and Eagle Subordinated Note bear interest at an annual rate of 11% payable monthly, have a five-year term and are subordinated to the Credit Facility. The discount on these subordinated notes will be amortized over the term of the notes. For the year ended December 31, 2003 the Company accreted a total of $628 of the discount which is included in interest expense in the accompanying 2003 consolidated financial statements. The remaining discount of $2,512 will be accreted over the next four years using the straight-line basis which approximates the interest method. The 2002 and Eagle Warrants are exercisable immediately and expire upon the earlier of 10 years or five years from the repayment in full of the respective subordinated notes. The Company granted the 2002 and Eagle Warrant holders demand and piggyback registration rights with respect to the common stock underlying the warrants.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled maturities of long-term debt exclusive of discounts on Subordinated Notes are as follows:

Year ending December 31:	Senior Secured Credit Facility	Subordinated Notes	Total

2004	$10,776	$—	$10,776
2005	46,120	—	46,120
2006	64,684	—	64,684
2007	—	4,238	4,238

Total	$121,580	$4,238	$125,818

7.    SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) to affiliates of Bain Capital (“Bain”) and Thomas H. Lee Partners, L.P. (“THL”). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at the Company’s option, in cash or shares of Series A Preferred Stock over the next seven years. All such dividends through December 31, 2003 have been paid in shares of Series A Preferred Stock. In addition, the Series A Preferred Stock participates on a pro rata basis in any dividends payable to common shareholders. As of December 31, 2003, the Company had declared and accrued $49,595 in Series A Preferred Stock dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. The holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A common stock at a set conversion price. The initial conversion price of $35 per share has been adjusted to approximately $28 per share as of December 31, 2003 pursuant to the anti-dilution provisions of the Series A Preferred. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, but only if the market price of a share of Class A common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of Class A common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock are subject to mandatory redemption on April 11, 2010.

Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The carrying amount of the Series A Preferred Stock will be accreted to its redemption amount over its life. As of December 31, 2003 and 2002, the unaccreted redemption amount was $4,339 and $4,892 respectively.

8.    COMMITMENTS AND CONTINGENCIES

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.

Reciprocal Compensation—On April 27, 2001, the Federal Communications Commission (“FCC”) released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to internet service providers (“ISPs”). The interpretation and enforcement of the Remand Order has been, and will likely continue to be, an important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

While the Remand Order provides greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the Remand Order has any effect on the Company’s pending proceeding seeking to collect compensation for traffic previously terminated to ISPs; whether certain provisions of the Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier; and whether the limitations on growth of ISP traffic in the Remand Order will survive legal challenge.

On May 3, 2002, the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand will affect the pending dispute over reciprocal compensation for ISP traffic, how the Remand Order will be interpreted in light of the Second Remand or whether affected parties will undertake new challenges to the ISP compensation structure established by the Remand Order while the FCC still has the Second Remand under consideration.

If the Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company’s ability to collect reciprocal compensation for ISP-bound traffic.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission (“VSCC”) and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company’s filing a complaint against Verizon with the FCC, and in a separate, but related, case, the FCC held that the contract with Verizon (that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision was appealed to the U. S. Court of Appeals for the D.C. Circuit. In June 2002, Verizon filed a complaint against the Company in the U. S. District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company moved to dismiss Verizon’s complaint based on a number of factors. The Court took the Company’s motion under advisement and directed the Company to initiate a proceeding against Verizon at the FCC. On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and has placed it on an administrative hold. On July 18, 2003, the D.C. Circuit issued a decision in the related case and held that the FCC had erred when it concluded that the contract the Company had adopted did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. The parties to the related case have settled their dispute. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute with Verizon will be resolved or whether the Company will ultimately be successful.

Disputed Access Revenues—Previously, a number of interexchange carriers (“IXCs”) had refused to pay access charges to competitive local exchange carriers (“CLECs”), including the Company, alleging that the access charges exceeded the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. Currently there are a number of court cases, regulatory proceedings at the FCC and legislative efforts involving such challenges. The Company cannot predict the outcome of these cases, regulatory proceedings and legislative efforts or their impact on access rates.

On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Access Order”) in which it established benchmark rates at which a CLEC’s interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The Access Order addresses a number of issues important to how CLECs charge IXCs for originating and terminating interstate toll and toll free traffic.

The Access Order should provide certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC benchmark even though, until July 2004, those rates might be above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Access Order, its effect on the Company will depend on how the Access Order is interpreted and enforced and the outcome of appeals and requests for reconsideration currently pending. If the Access Order is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the “BTI Decision”), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. (“BTI”) were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association (“NECA”). The FCC based this holding on the limited evidence before it, tending to show that BTI’s operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. Appeals of the BTI Decision were subsequently withdrawn. As with the Access Order described above, the BTI Decision’s effect on the Company

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will depend on how the order is interpreted or applied. If the BTI Decision is interpreted or applied in a manner adverse to the Company, such result could have a material adverse effect on the revenue previously booked by the Company as well as the ability of the Company to collect certain access charges from IXC’s in the future.

In September 2002, ITC^DeltaCom Communications, Inc. (“ITC”) filed a lawsuit against the Company alleging that ITC was not obligated to pay access charges for calls made by end user customers of wireless providers (who are US LEC customers) that were destined for ITC’s toll-free customers and also asserted claims for damages. The Company denied ITC’s allegations and counterclaimed to recover the access charges owed by ITC. The Company and ITC filed dispositive motions seeking early resolution of the case. On March 15, 2004, the court denied the Company’s motions and granted ITC’s motion for partial summary judgment. The court held that the Company’s tariff did not apply to the access charges at issue and that, absent a tariff or contract, there appeared to be no FCC rule that required ITC to pay these charges. The Company disagrees with the court’s findings and intends to continue to assert its position vigorously through trial and any appeals that might be necessary.

If the court’s decision is not reversed at trial or on appeal, US LEC may be required to repay disputed access charges that were collected from ITC. The repayment of these access charges would not have a material adverse impact on US LEC’s results of operations or financial condition. The Company cannot predict the amount of damages, if any, that might be awarded by the court. An unfavorable outcome for the Company in the ITC litigation could prompt other IXC’s to assert claims for repayment of similar access charges collected by the Company. The Company would vigorously defend any such claims. However, if ultimately successful, these claims could, in the aggregate, have a material adverse impact on the Company’s results of operations and financial condition, and impair US LEC’s ability to collect similar access charges in future periods.

Also in September 2002, prior to the filing of the lawsuit by ITC, US LEC filed a Petition for Declaratory Ruling with the FCC requesting that the FCC reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. A number of different carriers have filed comments in support of, and in opposition to, US LEC’s petition, and various carriers have appeared before the FCC to advocate, or oppose US LEC’s position. The Company does not believe that the recent ITC decision should impact its pending request for a Declaratory Ruling from the FCC regarding the collectibility of access charges by local exchange carriers for wireless traffic. In addition, certain other interexchange carriers have questioned the Company’s right to recover access charges for traffic from wireless customers. The Company has denied those challenges based on prior FCC precedent and the pending Petition for Declaratory Ruling.

In addition to the lawsuit filed in federal court, ITC also filed an informal complaint with the FCC challenging the Company’s right to recover access charges on calls originating on wireless carrier networks. The informal complaint was closed without the FCC taking any action. The Company also has received separate requests for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company is responding to the FCC’s requests. Further, the Company is discussing with the FCC its belief that no additional proceedings are warranted by the agency beyond those already pending on the issue of terminating calls originating on the networks of wireless carriers, including the proceeding commenced by the Company requesting guidance to the industry on the issue. If the FCC does not reaffirm its prior guidance, or if the FCC limits in some way the right of a CLEC to recover the full benchmark rates, the inability of the Company to recover or retain access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material adverse impact on the Company’s revenue. Even if the FCC does reaffirm its prior guidance, there is no guarantee that wireless carriers will continue to originate traffic with the Company. If they do not, it could have a material adverse impact on the Company’s revenue.

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

Interconnection Agreements with ILECs—The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the Public Utility Commissions (“PUCs”) in those states, and is still awaiting a decision from one PUC. .In February 2004, Verizon filed petitions with several state commissions asking those Commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”). Verizon has asked each Commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

Other Litigation—We are involved, and expect to continue to be involved, in other proceedings arising out of the conduct of our business, including litigation with other carriers, employment related lawsuits and regulatory proceedings. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, including the matters specifically discussed above, could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

Allowance for Doubtful Accounts—The Company resolved its disputes with both BellSouth and Sprint during 2001. Included in the 2001 consolidated statements of operations is an amount approximating $7,042, representing a net recovery of amounts previously recorded as reserves for disputed receivables and certain other related accruals. The Company recorded a $9,500 provision for doubtful accounts related to WorldCom in 2002 and a $5,867 million recovery for doubtful accounts related to the settlement and sale of WorldCom receivables in 2003.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—The Company leases all of its administrative and switch sites under operating lease arrangements. Total rent expense on these leases amounted to $8,323, $8,140 and $7,951 in 2003, 2002 and 2001, respectively. The Company’s restricted cash balance as of December 31, 2003 and 2002 serves as collateral for letters of credit for some of these office leases.

Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

2004	$7,984
2005	7,387
2006	6,622
2007	6,569
2008	6,327
Beyond	12,146

$47,035

Indemnifications—On March 31, 2001, the Company, Richard T. Aab, the Company’s Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company’s former Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab’s commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock—a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled—into the same number of shares of Class A Common Stock. As set out in the articles of incorporation, Class B Shares that have been converted to Class A cannot be reissued (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company’s treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares. The Company has not recorded a liability associated with these indemnifications as management has concluded that as of December 31, 2003, it is not probable that any amounts would be payable. The Company is unable to estimate the maximum potential amount of future payments that may be due under these indemnifications due to a number of factors including the lack of information available regarding the individual tax affairs of Mr. Aab and Mr. Ganatra.

9.    INCOME TAXES

The reconciliation of the statutory federal income tax rate to the Company’s federal and state overall effective income tax rate is as follows:

	2003	2002	2001
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
State income taxes	—	—	—
Change in valuation allowance	33.60	33.21	33.59
Miscellaneous	1.40	1.79	1.41

Effective tax rate	0%	0%	0%

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003, 2002 and 2001 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$114,917	$101,415
Deferred state taxes and other	—	—
Accrued expenses	6,579	10,759

Deferred tax assets	121,496	112,174
Less: Valuation Allowance	(85,695)	(79,689)

Total deferred tax assets	35,801	32,485

Deferred tax liabilities:
Net deferred revenues	1,521	3,288
Depreciation and amortization	31,593	26,399
Capitalized salaries and interest	2,087	1,948
Accrued interest	600	850

Total deferred tax liabilities	35,801	32,485

Net Deferred Taxes	$—	$—

For the years ended December 31, 2003 and 2002, a valuation allowance has been provided against the net deferred tax assets since management cannot conclude, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

At December 31, 2003, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $270,880. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.

10.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2003, 2002, and 2001, respectively, the Company made matching contributions to the plan totaling $487, $1,018 and $1,006 based on 25% of the first 6% of an employee’s contribution to the plan in 2003 and 50% of the first 6% of an employee’s contribution to the plan in 2002 and 2001.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    STOCKHOLDERS’ EQUITY

Common Stock—The holders of the Class A common stock are entitled to one vote per share in the election of the members of the Board of Directors.

Employee Stock Purchase Plan—In May 2000, the Company’s shareholders approved and the Company adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the Stock Purchase Plan by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The Company is presently authorized to issue 2,000 shares of common stock under the Stock Purchase Plan of which 391 were available for issuance as of December 31, 2003. The Company issued share amounts of 175, 202, 197, and 310 shares at a purchase price of $3.25, $1.91, $1.91, and $1.99 per share, respectively, which represents a 15% discount to the closing price on December 31, 2003, June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Stock Option Plan—In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 345 were available for grant at December 31, 2003. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).

In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A common stock at $10 per share (fair market value on date of grant was $13 per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options, which was amortized to compensation expense over the four-year vesting period. The Company amortized $5 and $73 in 2002 and 2001, respectively, to compensation expense relating to these options, after consideration of forfeitures.

Also, during 1998 the Company granted to an employee an option to purchase 360 shares of Class A common stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and amortized this amount to compensation expense over the four year vesting period. The Company amortized $30 in 2002 and $90 in 2001 to compensation expense relating to these options.

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

In December 2002 the Company announced a voluntary stock option exchange offer for the holders of stock options with an exercise price of $4.00 or more. A total of 3,231 options were eligible for exchange in the offer. Immediately following the expiration of the offer on January 29, 2003, the Company accepted for exchange eligible options tendered to it for 2,857 shares of Class A common stock and canceled all of these eligible

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options. The Company granted the new options on August 1, 2003. The exercise price of the new options received in the exchange were $4.06 per share, the fair value on the date the new options were granted.

A summary of the option and warrant activity is as follows:

	Options			Warrants
	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Fair Value at Date of Grant	Number of Warrants	Weighted Average Exercise Price Per Warrant
Balance at December 31, 2000	2,648	$12.92		168	$3.92

Granted at fair market value	1,651	$4.41	$2.96	—	—
Granted at less than fair market value	550	$2.91	$4.41	—	—
Exercised	(2)	$3.50		—	—
Forfeited or cancelled	(346)	$12.12		(25)	10.00

Balance at December 31, 2001	4,501	$8.64		143	$2.86

Granted at fair market value	214	$4.30	$2.80	2,632	$1.95
Exercised	(1)	$3.50		—	—
Forfeited or cancelled	(693)	$4.87		—	—

Balance at December 31, 2002	4,021	$9.06		2,775	$2.00

Granted at fair market value	3,853	$4.08	$2.84	947	$2.02
Exercised	(107)	$3.15		(226)	$1.96
Forfeited or cancelled	(3,165)	$10.47		—	—

Balance at December 31, 2003	4,602	$4.05		3,496	$2.01

A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2003 is as follows:

	Options Outstanding
	Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Options Exercisable	Weighted Avg. Exercise Price
Options granted at fair market value	$1.74 – 3.30	325	8.7 years	$2.38	53	$2.99
	3.41 – 3.41	385	7.4 years	3.41	190	3.41
	3.44 – 3.98	289	8.8 years	3.63	65	3.49
	4.06 – 4.06	2,744	9.6 years	4.06	1,216	4.06
	4.11 – 4.11	244	8.9 years	4.11	43	4.11
	4.15 – 5.03	187	9.1 years	4.52	31	4.95
	5.19 – 6.06	266	9.3 years	5.36	42	5.90
	6.35 – 27.69	140	9.4 years	7.49	17	15.26
	1.74 – 27.69	4,580	9.2 years	4.06	1,657	4.11
Options granted at less than fair market value	2.91 – 2.91	22	0.3 years	2.91	22	2.91

Total options outstanding at December 31, 2003	$1.74 – $27.69	4,602	9.2 years	$4.05	1,679	$4.09

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Warrants Outstanding
	Range of Exercise Price	Number of Warrants Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
Warrants granted at fair market value	6.21	26	4.9 years	$6.21
	2.86	128	3.0 years	2.86
	2.06	895	9.0 years	2.06

		1,049	8.0 years	2.26
Warrants granted at less than fair market value	1.90	2,447	9.0 years	1.90

Total warrants outstanding at December 31, 2003	$1.90 – $6.21	3,496	8.7 years	$2.01

In December 2002, additional paid-in-capital was increased by $2,320 representing the portion of the $5,000 in gross proceeds received on December 31, 2002 allocated to 2002 Warrants based on the approximate fair values of the Subordinated Notes and the 2002 Warrants. In January 2003, additional paid-in-capital was increased by $820 representing the portion of the $1,750 in gross proceeds received on January 15, 2003 allocated to Eagle Warrants based on the approximate fair values of the Eagle Subordinated Note and the Eagle Warrants. The subordinated notes are included in long-term debt and the 2002 and Eagle Warrants are included in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of December 31, 2002 and December 31, 2003. For the year ended December 31, 2003 the Company accreted $628 of the discount which is included in interest expense in the accompanying consolidated financial statements (see note 6).

12.    LOSS PER SHARE

Loss per common and common equivalent share are based on net loss, after consideration of preferred stock dividends, and accretion of preferred stock issuance cost divided by the weighted average number of common shares outstanding during the period. For all periods presented all common stock equivalents comprised of options and warrants disclosed in Note 11 above, are considered anti-dilutive and are therefore excluded from the calculation of the diluted loss per share.

US LEC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s results of operations as presented in the consolidated statements of operations by quarter for 2003 and 2002.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$73,108	$78,298	$79,723	$79,696
Network Expenses	34,943	36,736	38,267	38,753
Depreciation and Amortization	11,435	11,628	12,911	12,400
Selling, General and Administrative	29,611	32,000	33,404	31,252
Recovery of Doubtful Accounts related to WorldCom	—	—	(2,299)	(3,568)

Income (Loss) from Operations	(2,881)	(2,066)	(2,560)	859
Other Income	—	—	—	267
Interest Income (Expense), Net	(1,917)	(2,076)	(2,060)	(2,106)

Net Loss	(4,798)	(4,142)	(4,620)	(980)
Preferred Stock Dividends	3,527	3,580	3,634	3,690
Accretion of Preferred Stock Issuance Cost	135	137	139	142

Net Loss Attributable to Common Stockholders	$(8,460)	$(7,859)	$(8,393)	$(4,812)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.31)	$(0.29)	$(0.31)	$(0.17)

Weighted Average Share Outstanding:
Basic and Diluted	26,895	26,933	27,176	28,490

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$53,938	$58,801	$63,892	$73,732
Network Expenses	27,283	28,851	30,404	34,589
Selling, General and Administrative	25,928	27,896	29,538	29,516
Provision for Doubtful Accounts related to WorldCom	—	9,500	—	—
Depreciation and Amortization	10,553	11,068	11,291	12,150

Loss from Operations	(9,826)	(18,514)	(7,341)	(2,523)
Interest Income (Expense), Net	(1,901)	(1,946)	(1,943)	(1,898)

Net Loss	(11,727)	(20,460)	(9,284)	(4,421)
Preferred Stock Dividends	3,324	3,373	3,424	3,475
Accretion of Preferred Stock Issuance Cost	127	129	131	134

Net Loss Attributable to Common Stockholders	$(15,178)	$(23,962)	$(12,839)	$(8,030)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.58)	$(0.91)	$(0.48)	$(0.30)

Weighted Average Share Outstanding:
Basic and Diluted	26,388	26,392	26,698	26,700

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to Item 10 related to directors is incorporated by reference from the sections of the Company’s proxy statement to be filed with the SEC on or before April 18, 2004 in connection with the annual meeting of stockholders on May 18, 2004 (the “Proxy Statement”) that appear under the heading “Election of Directors”. The information required in response to Item 10 related to executive officers is provided in Part I of this report under the heading “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required to be furnished in response to Item 11 is incorporated by reference from the sections of the Proxy Statement that appear under the headings “Compensation of Directors” and “Compensation of Executive Officers.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished in response to Item 12 is incorporated by reference from the section of the Proxy Statement that appear under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished in response to Item 13 is incorporated by reference from the section of the Proxy Statement that appears under the heading “Certain Relationships and Related Transactions”.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished in response to Item 14 is incorporated by reference from the section of the Proxy Statement that appears under the heading “Accounting and Audit Matters”.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Form 10-K.

(1)    Financial statements:

A.	Consolidated Balance Sheets as of December 31, 2003 and 2002

B.	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

C.	Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2003, 2002 and 2001

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

E.	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001

F.	Independent Auditors’ Report

(2)    Schedule II Valuation and Qualifying Accounts

(3)    List of Exhibits:

No.	Exhibit

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Second Restated Bylaws of the Company (2)

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock (3)

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock (4)

3.5 3.6	Certificate of Amendment of Restated Certificate of Incorporation (5) Certificate of Retirement and Prohibition of Reissuance of Class B common Stock of US LEC Corp. (5)

4.1	Form of Class A Common Stock Certificate (1)

4.2	Preferred Stock Purchase Agreement, dated April 11, 2000 (3)

4.4	Corporate Governance Agreement, dated April 11, 2000 (3)

4.5	Registration Rights Agreement, dated April 11, 2000 (3)

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (4)

4.7

Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. (4)

4.8	Note Purchase Agreement, dated December 31, 2002 (6)

4.9	Form of Subordinated Note (6)

4.10	Form of Common Stock Purchase Warrant (6)

4.11	Registration Rights Agreement, dated December 31, 2002 (6)

4.12	Intercreditor and Subordination Agreement, dated December 31, 2002 (6)

No.	Exhibit

10.3	Consulting Agreement dated as of February 7, 2002 by and between the Company and Tansukh V. Ganatra (4) (7)

10.4	Third Amended and Restated Loan and Security Agreement, dated as of December 31, 2002 (6)

10.5	First Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of January 6, 2003 (2)

10.6	Second Amendment to the Third Amended and Restated Loan and Security Agreement, dated November 4, 2003

10.7	Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated December 4,2003

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(1)	Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.
(5)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.
(7)	Management or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

US LEC Corp. (IN THOUSANDS)

Description	Balance at Beginning of Period	Additions				Deductions	Balance at End of Period
		Charged to Costs and Expenses		Charged to Other Accounts
Allowance against accounts receivable
Year ended December 31, 2003	$23,180	$523	(1)	$390	(4)	$13,095	$10,998
Year ended December 31, 2002	$12,263	$14,470	(2)	$—		$3,553	$23,180
Year ended December 31, 2001	$53,523	$6,586	(3)	$3,318		$51,164	$12,263
Allowance against deferred tax assets
Year ended December 31, 2003	$79,689	$6,006		$—		$—	$85,695
Year ended December 31, 2002	$61,045	$18,644		$—		$—	$79,689
Year ended December 31, 2001	$35,669	$25,376		$—		$—	$61,045

(1)	Includes $5,867 recovery for doubtful accounts related to WorldCom.
(2)	Includes $9,500 provision for doubtful accounts related to WorldCom.
(3)	Represent the provision for doubtful reserves recorded during the year ended December 31, 2001 of $13,628 included in selling, general and administrative expense in the accompanying consolidated statements of operations, net of the recovery of amounts previously reserved for disputed receivables of $7,042.
(4)	Represents allowance for doubtful accounts related to the accounts receivable purchased from Fastnet on December 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2004	By:	/s/ MICHAEL K. ROBINSON
Michael K. Robinson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. AAB Richard T. Aab	Chairman and Director	March 22, 2004

/s/ AARON D. COWELL, JR. Aaron D. Cowell, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2004

/s/ MICHAEL K. ROBINSON Michael K. Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2004

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director	March 22, 2004

/s/ DAVID M. FLAUM David M. Flaum	Director	March 22, 2004

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 22, 2004

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 22, 2004

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 22, 2004

/s/ MICHAEL MAC DONALD Michael Mac Donald	Director	March 22, 2004