Form 10-Q
period 2004-03-31
US LEC CORP
filed 2004-04-29
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2004

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

As of April 28, 2004, there were 29,884,820 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue	$85,186	$73,108
Network Expenses	41,450	34,943
Depreciation and Amortization	12,485	11,439
Selling, General and Administrative Expenses	32,416	29,607

Loss from Operations	(1,165)	(2,881)
Other (Income) Expense
Interest Income	(106)	(75)
Interest Expense	2,258	1,992

Net Loss	(3,317)	(4,798)
Preferred Stock Dividends	3,744	3,527
Preferred Stock Accretion of Issuance Cost	143	135

Net Loss Attributable to Common Stockholders	$(7,204)	$(8,460)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.24)	$(0.31)

Weighted Average Number of Shares Outstanding
Basic and Diluted	29,751	26,895

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$43,609	$43,126
Restricted cash	61	61
Accounts receivable (net of allowance of $11,558 and $10,998 at March 31, 2004 and December 31, 2003, respectively)	49,439	48,294
Deferred income taxes	637	346
Prepaid expenses and other assets	9,499	9,795

Total current assets	103,245	101,622

Property and Equipment, Net	161,426	165,793
Other Assets	16,905	17,884

Total Assets	$281,576	$285,299

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$6,962	$4,884
Notes payable	325	1,300
Accrued network costs	23,250	25,088
Commissions payable	15,595	15,459
Accrued expenses – other	17,929	17,495
Deferred revenue	14,322	14,046
Long-term debt – current portion	21,720	10,776

Total current liabilities	100,103	89,048

Long-Term Debt	103,670	115,042
Deferred Income Taxes	637	346
Other Liabilities	6,218	6,769

Commitments and Contingencies (Note 4)

Series A Mandatorily Redeemable Convertible Preferred Stock	249,142	245,255

Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 29,861 and 29,677 shares outstanding at March 31, 2004 and December 31, 2003)	299	297
Additional paid-in capital	91,021	90,852
Accumulated deficit	(269,514)	(262,310)

Total stockholders’ deficiency	(178,194)	(171,161)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficiency	$281,576	$285,299

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net Loss	$(3,317)	$(4,798)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,485	11,439
Accretion of subordinated debt	157	71
Other income	(22)	—
Deferred compensation	—	—

Changes in operating assets and liabilities:
Accounts receivable	(1,145)	6,139
Prepaid expenses and other assets	312	(434)
Other assets	291	(9)
Accounts payable	224	(775)
Deferred revenue	276	551
Accrued network costs	(1,838)	(4,249)
Customer commissions payable	136	4,308
Other liabilities – non-current	(551)	(21)
Accrued expenses – other	(134)	1,033

Total adjustments	10,191	18,053

Net cash provided by operating activities	6,874	13,255

Investing Activities
Purchase of property and equipment	(4,870)	(9,187)
Sale of property and equipment	33	—
Net assets acquired	(166)	(1,299)
Proceeds from insurance claim	—	1,000
Increase in restricted cash	—	(500)

Net cash used in investing activities	(5,003)	(9,986)

Financing Activities
Proceeds from issuance of subordinated notes and related warrants	—	350
Payments on long-term debt	(584)	(54)
Payments on notes payable	(975)	—
Payment of deferred loan fees	—	(138)
Proceeds from issuance of stock options and warrants	171	—

Net cash provided by (used in) financing activities	(1,388)	158

Net Increase in Cash and Cash Equivalents	483	3,427

Cash and Cash Equivalents, Beginning of Period	43,126	25,715

Cash and Cash Equivalents, End of Period	$43,609	$29,142

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$1,778	$3,375

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency

For the Three Months Ended March 31, 2004

(In Thousands)

(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	29,677	$297	$90,852	$(262,310)	$(171,161)
Exercise of Stock Options and Warrants	184	2	169		171
Preferred Stock Dividends				(3,744)	(3,744)
Accretion of Preferred Stock Issuance Costs				(143)	(143)
Net Loss				(3,317)	(3,317)

Balance, March 31, 2004	29,861	$299	$91,021	$(269,514)	$(178,194)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC.

2.    Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as set forth in Note 2 to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify VIEs and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in “special-purpose entities” for periods ending after March 15, 2004. The adoption of FIN 46 did not impact the Company’s financial statements or disclosures.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the allowance for doubtful accounts receivable, estimated end-customer contract life, accrual of network expenses payable to other telecommunications entities, income tax valuation allowance, and estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

Stock Based Compensation – The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(3,317)	$(4,798)
Preferred dividends	(3,744)	(3,527)
Accretion of preferred stock issuance fees	(143)	(135)

Net loss attributable to common stockholders, as reported	(7,204)	(8,460)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,455)	(1,021)

Pro forma net loss attributable to common stockholders	$(8,659)	$(9,481)

Weighted average shares outstanding	29,751	26,895
Loss per share:
Basic and diluted, as reported	$(0.24)	$(0.31)

Basic and diluted, pro forma	$(0.29)	$(0.35)

The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield for the quarter ending March 31, 2004 and 2003; volatility of 80% for quarters ended March 31, 2004 and 2003, an average risk-free interest rate of 2.80% and 2.78% for the quarter ending March 31, 2004 and 2003, respectively, an expected life of 5.2 years for the stock options for the quarter ending March 31, 2004 and 2003, respectively. The weighted average remaining contractual life of stock options outstanding at March 31, 2004 was 9.0 years.

3.    Long-Term Debt

The Company’s senior credit facility is comprised of a $95,996 term loan and a $25,000 revolving credit facility. The interest rate for the facility (other than the rate applicable to deferred term loan amounts as described below) is a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Advances under the Credit Facility as of March 31, 2004 bear interest at an annual rate of approximately 5.1%. The facility is secured by substantially all of the Company’s assets, including the stock of the subsidiaries.

The Company amended its senior credit facility on December 31, 2002. In amending the facility, the Company deferred $30.0 million of term loan principal payments from 2003 and 2004 to 2005 and 2006; deferred repayment of the $25.0 million outstanding under the revolving facility from December 2005 to December 2006; agreed to pay additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006; and agreed to revised financial covenants. The Company was in compliance with all covenants under the facility at March 31, 2004.

4. Uncertainties and Contingencies

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

Federal Regulation and Related Proceedings – In December 2001, the FCC initiated a comprehensive evaluation of its rules governing the unbundling of network elements (“UNEs”). On May 24, 2002, the United States Court of Appeals for the D.C. Circuit overturned two decisions of the FCC. First the court remanded to the FCC for further consideration its decision on UNEs, which required ILECs to lease numerous UNEs to CLECs. Second, the court vacated and remanded the FCC decision requiring ILECs to unbundle a portion of the spectrum of local copper loops so that data local exchange carriers can offer competitive advanced services such as DSL. The FCC consolidated the issues on UNEs remanded by the D.C. Circuit with its separate Triennial Review UNE proceeding. On August 21, 2003, the FCC released its Triennial Review Order (“TRO”) addressing the remand on UNEs and its statutorily mandated comprehensive evaluation of UNEs. The TRO set the ground rules for the availability of UNEs going forward. In a portion of the TRO, the FCC held that CLECs could order new combinations of UNEs, including enhanced extended links (“EELs”) (loop transport UNE combinations), which are the same elements that comprise special access facilities purchased by long distance carriers. The TRO also held that CLECs could commingle UNEs and UNE combinations with other wholesale services, including special access services, and resold services. Also, with respect to broadband applications, the FCC eliminated the line sharing obligation subject to a three year phase out for new customers with gradually increasing prices; limited ILEC’s unbundling obligations for fiber to the home; and declined to require ILECs to unbundle the next generation network, i.e. packetized capabilities of hybrid loops to permit CLECs to provide broadband services to the mass market.

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

The FCC’s Commissioners collectively urged the parties—ILECs, RBOCs, CLECs, Independent LECs and CMRS carriers—to resolve their disputes through good faith commercial negotiations. US LEC has agreed to participate in these negotiations but to date, no progress has been made. The FCC moved the D.C. Circuit for a further stay of the effectiveness of its Order to give the parties additional time to negotiate. The Court granted that motion and the stay now expires on June 15. Verizon and BellSouth, among others, have indicated that absent a further stay or appeal, on June 16 they intend to implement the changes imposed by the Court’s decision. Thus, if negotiations are not successful, those parties disenchanted with the decision will need to seek a further stay from the D.C. Circuit or, if that Court declines to issue a further stay, take an appeal to the U.S. Supreme Court and seek a stay from that Court. In light of the decision and likely requests for reconsideration or further review, it is unclear whether the Company will be able to convert special access circuits to UNE circuits and it is also unclear whether the Company will have the right to commingle UNEs and special access circuits. Similarly, the Company cannot predict the effect the TRO will have on the Company in the near future. However, the vast majority of the Company’s circuits are ordered as special access facilities and only recently did the Company begin provisioning new circuits using UNEs and EELs. Indeed, the Company decided to participate in the negotiations in order to preserve the right to continue to provision new circuits as UNES, to be able to commingle UNEs and special access circuits and to convert special access circuits to UNEs. Thus, while the elimination of UNEs and EELs would not, in and of itself, have a material adverse impact on the Company, it would remove a significant opportunity for future cost-savings. Ultimately, depending on the outcome, it could affect our ability to compete in the marketplace.

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

In September 2001, the Company filed a proceeding with the Virginia State Corporation Commission (“VSCC”) and the FCC seeking to collect reciprocal compensation from Verizon payable for traffic bound for ISPs as well as other customers. The VSCC declined jurisdiction over the dispute. In January 2002, the FCC accepted jurisdiction over the dispute. Prior to the Company’s filing a complaint against Verizon with the FCC, and in a separate, but related, case, the FCC held that a contract with Verizon (the same contract that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision was appealed to the U. S. Court of Appeals for the D.C. Circuit. In June 2002, Verizon filed a complaint against the Company in the U. S. District Court for the Eastern District of Virginia seeking a declaratory ruling that Verizon is not obligated to pay the Company reciprocal compensation for traffic bound for ISPs under the agreement adopted by the Company. The Company moved to dismiss Verizon’s complaint based on a number of factors. The Court took the Company’s motion under advisement and directed the Company to initiate a proceeding against Verizon at the FCC. On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and placed it on an administrative hold. On July 18, 2003, the D.C. Circuit issued a decision in the related case and held that the FCC had erred when it concluded that the contract did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. The parties to the related case have settled their dispute. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute with Verizon will be resolved or whether the Company will ultimately be successful.

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

On May 30, 2001, the FCC issued a decision in AT&T Corp. v. Business Telecom Inc. (the “BTI Decision”), in which the FCC determined that the interstate access rates charged by Business Telecom, Inc. (“BTI”) were not just and reasonable. The FCC determined that just and reasonable rates for BTI were properly based upon the lowest band of rates charged by the National Exchange Carriers Association (“NECA”). The FCC based this holding on the limited evidence before it, tending to show that BTI’s operations were similar to those of small, urban ILECs, many of whom charge the lowest band NECA rates. Appeals of the BTI Decision were subsequently withdrawn. As with the Access Order described above, the BTI Decision’s effect on the Company will depend on how the order is interpreted or applied. If the BTI Decision is interpreted or applied in a manner adverse to the Company, such result could have a material adverse effect on the revenue previously booked by the Company as well as the ability of the Company to collect certain access charges from IXC’s in the future.

In September 2002, ITC^DeltaCom Communications, Inc. (“ITC”) filed a lawsuit against the Company alleging that ITC was not obligated to pay access charges for calls made by end user customers of wireless providers (who are US LEC customers) that were destined for ITC’s toll-free customers and also asserted claims for damages. The Company denied ITC’s allegations and counterclaimed to recover the access charges owed by ITC. The Company and ITC filed dispositive motions seeking early resolution of the case. On March 15, 2004, the court denied the Company’s motions and granted ITC’s motion for partial summary judgment. The court held that the Company’s tariff did not apply to the access charges at issue and that, absent a tariff or contract, there appeared to be no FCC rule that required ITC to pay these charges. The Company disagrees with the court’s findings and intends to continue to assert its position vigorously through trial and any appeals that might be necessary. On April 5, 2004, the Company filed a Motion for Reconsideration or, alternatively for referral of the case to the FCC, in which the Company asserted that the Court erred in its interpretation of the Company’s tariff.

If the court’s decision is not reversed at trial or on appeal, US LEC may be required to repay disputed access charges that were collected from ITC. The repayment of these access charges would not have a material adverse impact on US LEC’s results of operations or financial condition. The Company cannot predict the amount of damages, if any, that might be awarded by the court. An unfavorable outcome for the Company in the ITC litigation could prompt other IXC’s to assert claims for repayment of similar access charges collected by the Company. The Company would vigorously defend any such claims. However, if ultimately successful, these claims could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition, and impair US LEC’s ability to collect similar access charges in future periods.

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

If the FCC does not reaffirm its prior guidance, or if the FCC limits in some way the right of a CLEC to recover the full benchmark rates, the inability of the Company to recover or retain access charges from IXCs for traffic originating on the networks of wireless carrier customers could have a material adverse effect on the Company’s revenue. Even if the FCC does reaffirm its prior guidance, there is no guarantee that wireless carriers will continue to originate traffic with the Company. If they do not, it could have a material adverse impact on the Company’s revenue.

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

Interconnection Agreements with ILECs – The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the Public Utility Commissions (“PUCs”) in those states, and is still awaiting a decision from one PUC. In February 2004, Verizon filed petitions with several state commissions asking those Commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”). Verizon has asked each Commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

Other Litigation – We are involved, and expect to continue to be involved, in other proceedings arising out of the conduct of our business, including litigation with other carriers, employment related lawsuits and regulatory proceedings. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, including the matters specifically discussed above, could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

5. Stockholders’ Equity

Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 319 were available for grant at March 31, 2004. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).

Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The Company is presently authorized to issue 2,000 shares of common stock under the Stock Purchase Plan of which 391 were available for issuance as of March 31, 2004.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and in Exhibit 99.1 “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, and in other reports which are on file with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

Overview

General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 18,200 mid-to-large-sized business customers throughout the eastern United States. We primarily serve telecommunications-intensive business class customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 18,000 additional residential and small business customers.

In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the quarter ended March 31, 2004, which represents the first full quarter of results following the acquisition of Fastnet, US LEC achieved positive results in each of these measures. We believe this demonstrates the validity of our business plan and our ability to execute it.

Revenue. The following table provides a breakdown of the components of our revenue for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
End Customer Revenue
Voice Monthly Recurring Charges	$34,281	$27,904
Data Monthly Recurring Charges	20,596	9,858
Long Distance	11,930	9,790

	66,807	47,552
Percent of Total Revenue	78%	65%
Carrier Charges
Carrier Access	14,033	21,525
Reciprocal Compensation	2,231	2,661

	16,264	24,186
Percent of Total Revenue	19%	33%
Other Revenue	2,115	1,370
Percent of Total Revenue	2%	2%

Total Revenue	$85,186	$73,108

As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of geographic expansion, increased penetration of established markets and continued development and acceptance of new services and the acquisition of Fastnet. In addition, high rates of customer retention facilitate end customer revenue growth through increased opportunities to provide for additional services. During the quarter ended March 31, 2004, our end customer base increased from 16,814 to 18,244 and our average monthly customer turnover remained constant at approximately 0.67%.

A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth to continue in future periods. From the period ended March 31, 2003 to March 31, 2004, approximately 5,500 new or existing customers purchased data products and increased end customer revenue from data services from approximately 13% of total revenue to 24% of total revenue. Of these customer additions, approximately 1,500 were due to the acquisition of Fastnet.

Uncertainties That Could Adversely Affect Revenue.

The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations, and courts over many issues important to the financial and operational success of the Company. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow. For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report and related discussion in Exhibit 99.1 “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, and in other reports which are on file with the SEC.

Customer Retention. One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is customer retention. As we add more customers to our base, it is important that we retain as many of our current customers as possible as the cost of attaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint, our average monthly churn continues to be 0.67%. In addition, as our customer base has grown, we have had a larger percentage of customers’ contracts come up for renewal. Based on our first quarter renewal efforts, we believe we will renew approximately 90% of the customers up for renewal in 2004. Most of our customers are on three-year contracts.

Network Expense. During the quarter ended March 31, 2004, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the total cost of our local network and customer loops, which decreased 12% from the first quarter of 2003 to the first quarter of 2004. Overall, network expense increased slightly as a percentage of total revenue to approximately 49% as a result of the change in revenue mix from carrier charges toward end customer revenue, which carries higher network costs.

Working Capital Management. During the quarter ended March 31, 2004, we continued to focus on working capital management that included management of customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of selling, general and administrative expenses. As a result of increased revenue and management of our working capital, the first quarter of 2004 was the fifth consecutive quarter that resulted in positive cash flow from operations and a net increase in cash and cash equivalents. Cash flow from operations enabled us to fund capital expenditures of approximately $4.9 million and make payments of $1.6 million on debt and notes payable during the first quarter.

Results of Operations

Three Months Ended March 31, 2004 Compared With The Three Months Ended March 31, 2003

Revenue. Approximately 98% of the Company’s revenue is currently derived from two sources – end users and carrier charges. Less than 2% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $85.2 million for the three months ended March 31, 2004, from $73.1 million for the three months ended March 31, 2003. The increase in total revenue was due entirely to an increase in end customer revenue, as carrier charges decreased significantly from the first quarter of 2003 to the first quarter of 2004. For the three months ended March 31, 2004, the Company’s end customer revenue increased to $66.8 million, or 78% of total revenue from $47.6 million, or 65% of total revenue for the same period in 2003. The growth in end customer revenue is due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers is primarily attributed to increased geographic expansion and penetration of existing markets. Of particular note is that the majority of the increase in end customers was due to an increase of approximately 5,500 data customers, resulting in a $10.7 million increase in data revenue from the first quarter of 2003 to the first quarter of 2004. Our product take rate – the number of services utilized by each customer – increased from 4.0 as of March 31, 2003 to 4.4 as of March 31, 2004.

Revenue from carrier charges decreased to $16.3 million for the three months ended March 31, 2004 from $24.2 million for the same period in 2003. We expect total revenue to increase at a slower rate in future periods due to decreasing carrier charges primarily due to the reduction of rates as mandated by the FCC. Future decreases in access rates as a result of these mandates are expected to offset anticipated increases in usage.

Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $41.5 million for the three months ended March 31, 2004 from $34.9 million for the three months ended March 31, 2003, and increased slightly as a percentage of revenue to 49% from 48% for the same periods due to the shift in revenue mix toward end customer revenue. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by customers, as well as a shift to higher network expense for end customer revenue.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2004 increased to $12.5 million from $11.4 million for the quarter ended March 31, 2003 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2004 increased to $32.4 million, or 38% of revenue, compared to $29.6 million, or 40% of revenue, for the quarter ended March 31, 2003. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount increased 13% to 1,030 as of March 31, 2004 from 913 as of March 31, 2003 while the Company increased its customer base by 66%. We believe that this reflects the scalability of our team and our business model.

Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our end customer-to-employee ratio. As of March 31, 2003, this ratio was 12:1. As of March 31, 2004, this ratio had improved to 17:1. Another illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $52,100 in the first quarter of 2003 to $64,900 in the first quarter of 2004. We expect continued improvements in both of these measures as we continue to focus on efficiency in our back office operations.

Interest Income and Expense. Interest income for the three months ended March 31, 2004 was flat at $0.1 million compared to the same period in 2003. Interest expense for the three months ended March 31, 2004 and 2003 was $2.3 million and $2.0 million, respectively. The increase in interest expense was primarily due to an increase in the accrued interest related to the deferred principal payments on the Company’s credit facility term loan partially offset by a decrease in borrowings under the Company’s credit facility and slightly lower interest rates.

Income Taxes. For the three months ended March 31, 2004 and 2003 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss. Net loss for the three months ended March 31, 2004 amounted to $3.3 million, compared to a net loss of $4.8 million for the three months ended March 31, 2003. Dividends paid in kind and accrued on preferred stock for the three months ended March 31, 2004 and 2003 amounted to $3.7 million and $3.5 million, respectively. The accretion of preferred stock issuance cost was $0.1 million for each of the three months ended March 31, 2004 and 2003, respectively. As a result of the foregoing, net loss attributable to common stockholders for the three months ended March 31, 2004 amounted to $7.2 million, or $0.24 per diluted share, as compared to $8.5 million, or $0.31 per diluted share for the three months ended March 31, 2003. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Liquidity and Capital Resources

The interest rate under our senior credit facility for all outstanding amounts (except the deferred term loan amounts) is a floating rate based, at the Company’s option, on a base rate (as defined in the credit agreement) or the London Interbank Offered Rate, plus a specified margin. As of March 31, 2004, advances under the credit agreement (other than the deferred term loan amounts) bore interest at an annual rate of approximately 5.1% payable monthly. As of the same date, approximately $121.0 million was outstanding under the facility following approximately $0.6 million of payments made in the first quarter of 2004. The facility is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the subsidiaries.

In addition to a scheduled principal payment of $0.5 million that was made in March 2004, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Company’s subordinated note holders. These mandatory prepayments are scheduled to be $0.3 million during the remainder of 2004 and in each of 2005 and 2006. Additional scheduled principal payments are $0.5 million in June 2004; $3.2 million in September 2004; $6.2 million in December 2004; $11.4 million in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $30.0 million when the term loan and revolving facility mature in December 2006.

Management believes that the Company will be in compliance with all financial and other covenants under the senior credit facility for a period at least through March 2005 based on projected operating results. Meeting these projected requirements is dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through March 2005. Although there can be no assurances, management believes if this were to occur it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment.

The following table provides a summary of the Company’s contractual obligations and commercial commitments.

	Payment Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$121.0	$21.7	$99.3	$—	$—
Subordinated notes (2)	6.8	—	6.8	—	—
Operating leases	46.0	8.0	20.8	12.4	4.8

Total contractual cash obligations	$173.8	$29.7	$126.9	$12.4	$4.8

(1)	Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. As discussed above, the Company is also accruing additional interest on the deferred portion of the term loan at an annual rate of 10%, payable upon the maturity of the loan in December 2006. See discussion above for quarterly payment requirements.
(2)	Interest is payable monthly on the $6.8 million face value of the subordinated notes at an annual rate of 11%. In addition, the discount on the subordinated notes, determined based upon the relative fair values of the notes and related warrants, totaled $3.1 million. This amount is being amortized to the statement of operations through the maturity date of the subordinated notes with the unamortized balance totaling $2.4 million as of March 31, 2004.

Cash provided by operating activities was approximately $6.9 million and $13.3 million for the quarter ended March 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities of $6.4 million was primarily due to an increase in cash provided by operating activities prior to changes in working capital of $2.5 million, and an decrease in cash provided of $8.9 million relating to changes in working capital accounts. Cash provided by accounts receivable decreased by $7.3 million, due to the collection of $11.4 million related to the finalization of a contract with an inter-exchange carrier for switched access services in the first quarter of 2003 offset by improved collections resulting from a concerted focus on reducing days sales outstanding (“DSOs”). There was also a decrease from the prior year in cash provided by customer commissions payable due to a reduction in the commissions paid to external parties, commensurate with the decrease in rates used to determine shared amounts.

Cash used in investing activities decreased to $5.0 million in the first quarter of 2004 from $9.2 million in the first quarter of 2003. Cash purchases of property and equipment of $4.9 million and $9.2 million in the first quarter of 2004 and 2003, respectively, consisted of purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be slightly less than those in 2003. Use of cash for assets acquired decreased from the prior year and relates to the acquisitions of assets of Eagle and Fastnet. These uses of cash were offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.

Cash used by financing activities was $1.4 million in the first quarter of 2004 compared to cash provided by financing activities of $0.2 million for the first quarter of 2003. This change was primarily due to the increase in repayments under the Company’s amended senior credit facility and payments made on notes payable in the first quarter of 2004.

The restricted cash balance of $0.1 million as of December 31, 2003 and March 31, 2004, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $1.1 million is included in other assets in the consolidated balance sheet as of December 31, 2003 and March 31, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Cash paid for capital expenditures were approximately $4.9 million in the first quarter of 2003, most of which were incurred to support new customer growth. We expect to spend slightly less in 2004 than in 2003. We estimate that our debt service requirements through March 2005 will be approximately $28.7 million, which includes approximately $21.7 million of scheduled principal payments and $7.0 million estimated for interest assuming no significant increases in interest rates during the year. Provided our operating results conform to our business plan, we believe our existing cash on hand of approximately $43.6 million and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through March 2005.

We have significant payment obligations in 2005 and 2006, including repayments under our amended senior credit facility of $46.1 million in 2005 and $64.7 million in 2006. We may seek additional financing to pay these obligations. We may also seek additional financing to undertake other initiatives not contemplated by our business plan. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success in executing our business plan, our future creditworthiness, and restrictions contained in agreements with our equity investors and our senior lenders. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2004, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate bank debt of $121.0 million as of March 31, 2004. Currently, quarterly variable interest expense is approximately $1.6 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.2 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the most recent quarter.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended March 31, 2004, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.2	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on 8-K:

On February 26, 2004, the Company filed a Current Report on Form 8-K to furnish as an exhibit under Item 9 and Item 12 a press release announcing the Company’s results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:	/s/ Michael K. Robinson

Michael K. Robinson Executive Vice President and Chief Financial Officer

April 29, 2004