Form 10-Q
period 2004-06-30
US LEC CORP
filed 2004-08-11
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2004, there were 30,074,666 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$91,633	$78,298	$176,820	$151,406
Network Expenses	42,322	36,736	83,772	71,679
Depreciation and Amortization	11,822	11,628	24,307	23,064
Selling, General and Administrative Expenses	36,371	32,000	68,788	61,611

Income (Loss) from Operations	1,118	(2,066)	(47)	(4,948)
Other (Income) Expense
Interest Income	(104)	(113)	(210)	(188)
Interest Expense	2,380	2,189	4,638	4,180

Net Loss	(1,158)	(4,142)	(4,475)	(8,940)

Preferred Stock Dividends	3,800	3,580	7,544	7,108
Preferred Stock Accretion of Issuance Cost	146	137	289	272

Net Loss Attributable to Common Stockholders	$(5,104)	$(7,859)	$(12,308)	$(16,320)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.17)	$(0.29)	$(0.41)	$(0.61)

Weighted Average Number of Shares Outstanding
Basic and Diluted	29,853	26,933	29,802	26,914

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current Assets
Cash and cash equivalents	$42,142	$43,126
Restricted cash	346	61
Accounts receivable (net of allowance of $12,357 and $10,998 at June 30, 2004 and December 31, 2003, respectively)	55,529	48,294
Deferred income taxes	607	346
Prepaid expenses and other assets	9,928	9,795

Total current assets	108,552	101,622

Property and Equipment, Net	157,795	165,793
Other Assets	16,068	17,884

Total Assets	$282,415	$285,299

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$9,171	$4,884
Notes payable	87	1,300
Accrued network costs	26,197	25,088
Commissions payable	13,616	15,459
Accrued expenses - other	18,763	17,495
Deferred revenue	12,331	14,046
Long-term debt - current portion	32,666	10,776

Total current liabilities	112,831	89,048

Long-Term Debt	92,297	115,042
Deferred Income Taxes	607	346
Other Liabilities	6,173	6,769
Commitments and Contingencies (Note 4)
Series A Mandatorily Redeemable Convertible Preferred Stock	253,088	245,255
Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 30,073 and 29,677 shares outstanding at June 30, 2004 and December 31, 2003)	301	297
Additional paid-in capital	91,736	90,852
Accumulated deficit	(274,618)	(262,310)

Total stockholders’ deficiency	(182,581)	(171,161)

Total Liabilities, Convertable Preferred Stock and Stockholders’ Deficiency	$282,415	$285,299

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net Loss	$(4,475)	$(8,940)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,351	23,064
Accretion of subordinated debt	314	314
Accretion of lease exit costs	17	—
Other income	—	741
Changes in operating assets and liabilities:
Accounts receivable	(7,235)	10,470
Prepaid expenses and other assets	(117)	(1,730)
Other assets	296	23
Accounts payable	1,751	(1,745)
Deferred revenue	(1,715)	859
Accrued network costs	1,109	(6,238)
Customer commissions payable	(1,843)	8,718
Other liabilities - non-current	(627)	(450)
Accrued expenses - other	1,204	2,136

Total adjustments	17,506	36,162

Net cash provided by operating activities	13,031	27,222

Investing Activities
Purchase of property and equipment	(12,118)	(16,567)
Net assets acquired	(206)	(1,300)
Proceeds from insurance claim	—	1,000
Increase in restricted cash	15	(421)

Net cash used in investing activities	(12,309)	(17,288)

Financing Activities
Proceeds from issuance of subordinated notes and related warrants	—	350
Payments on long-term debt	(1,169)	(138)
Payments on notes payable	(1,214)	0
Payment of deferred loan fees	(211)	(285)
Proceeds from issuance of stock options and warrants	888	423

Net cash provided by (used in) financing activities	(1,706)	350

Net Increase (Decrease) in Cash and Cash Equivalents	(984)	10,284

Cash and Cash Equivalents, Beginning of Period	43,126	25,715

Cash and Cash Equivalents, End of Period	$42,142	$35,999

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$3,535	$5,286

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency

For the Six Months Ended June 30, 2004

(In Thousands)

(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	29,677	$297	$90,852	$(262,310)	$(171,161)
Issuance of ESPP Stock	183	2	630		632
Exercise of Stock Options and Warrants	213	2	254		256
Preferred Stock Dividends				(7,544)	(7,544)
Accretion of Preferred Stock Issuance Costs				(289)	(289)
Net Loss				(4,475)	(4,475)

Balance, June 30, 2004	30,073	$301	$91,736	$(274,618)	$(182,581)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC.

2. Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as set forth in Note 2 to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify VIEs and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in “special-purpose entities” for periods ending after March 15, 2004. The adoption of FIN 46 did not impact the Company’s financial statements or disclosures.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to the allowance for doubtful accounts receivable, estimated end-customer contract life, accrual of network expenses payable to other telecommunications entities, income tax valuation allowance, and estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts or circumstances become known.

Stock Based Compensation - The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,158)	$(4,142)	$(4,475)	$(8,940)
Preferred dividends	(3,800)	(3,580)	(7,544)	(7,108)
Accretion of preferred stock issuance fees	(146)	(137)	(289)	(272)

Net loss attributable to common stockholders, as reported	(5,104)	(7,859)	(12,308)	(16,320)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,261)	(203)	(3,716)	(1,224)

Pro forma net loss attributable to common stockholders	$(7,365)	$(8,062)	$(16,024)	$(17,544)

Weighted average shares outstanding	29,853	26,933	29,802	26,914

Loss per share:
Basic and diluted, as reported	$(0.17)	$(0.29)	$(0.41)	$(0.61)

Basic and diluted, pro forma	$(0.25)	$(0.30)	$(0.54)	$(0.65)

The Company estimated the fair value for stock options for the three and six months ended June 30, 2004 using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 3.81% and 2.27%, respectively, and an expected life of 5.2 years for the stock options. The weighted average remaining contractual life of stock options outstanding at June 30, 2004 was 8.8 years. The Company estimated the fair value of the Employee Stock Purchase Plan shares based upon the stock price at June 30, 2004 (the “issue date”). Compensation cost was estimated based upon the intrinsic value of the award at the issue date. The Company estimated the fair value of the Employee Stock Purchase Plan for the quarter and six months ended June 30, 2004, using the Black Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.25%, and an expected life of .5 years.

3. Long-Term Debt

The Company’s senior credit facility is comprised of a $95,411 term loan and a $25,000 revolving credit facility as of June 30, 2004. The interest rate for the facility (other than the rate applicable to deferred term loan amounts as described below) is a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. Advances under the facility as of June 30, 2004 bear interest at an annual rate of approximately 5.3%. The facility is secured by substantially all of the Company’s assets, including the stock of the subsidiaries.

The Company amended the facility on December 31, 2002. In amending the facility, the Company deferred $30.0 million of term loan principal payments from 2003 and 2004 to 2005 and 2006; deferred repayment of the $25.0 million outstanding under the revolving facility from December 2005 to December 2006; agreed to pay additional interest on the deferred portion of the term loan amounts at an annual rate of 10%, payable upon the maturity of the loan in December 2006; and agreed to revised financial covenants. The Company was in compliance with all covenants under the facility at June 30, 2004.

4. Uncertainties and Contingencies

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various lawsuits, arbitrations and proceedings over these and other material issues. The Company also anticipates that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry continues to deregulate and as the Company enters new markets or offers new services. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, as well as other disputes, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.

Federal Regulation and Related Proceedings – On August 21, 2003, the FCC released its Triennial Review Order (“TRO”) addressing a remand order from the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) on unbundled network elements (“UNEs”) and its statutorily mandated, comprehensive evaluation of UNEs. In the TRO, the FCC held, among other things, that CLECs could order new combinations of UNEs, including enhanced extended links (“EELs”) (loop transport UNE combinations), which are the same elements that comprise Special Access facilities purchased by long distance carriers. In the TRO, the FCC also held that CLECs could commingle UNEs and UNE combinations with other wholesale services, including Special Access services and resold services. Also, with respect to broadband applications, the FCC eliminated the line sharing obligation subject to a three year phase out for new customers with gradually increasing prices; limited ILEC’s unbundling obligations for fiber to the home; and declined to require ILECs to unbundle the next generation network, i.e. packetized capabilities of hybrid loops to permit CLECs to provide broadband services to the mass market.

Several parties impacted by the TRO—ILECs as well as CLECs—filed motions for reconsideration with the FCC and appeals from various aspects of the decision. The appeals were consolidated before the D.C. Circuit, which stayed the effectiveness of portions of the TRO pending its decision. On March 2, 2004, the D.C. Circuit issued an order (the “TRO Court Order”) reversing a substantial portion of the TRO. The Court vacated the FCC’s decision to order unbundling of mass market switches and DS3, DS1 and dark fiber dedicated transport. The Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-the-home loops, and line sharing. The Court found reasonable the specific EEL eligibility standards pursuant to which CLECs may obtain high capacity EELs. Given the availability of Special Access, however, the Court expressed skepticism that carriers providing long distance services or otherwise using Special Access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded the conversion requirement to the FCC for further consideration. The Court stayed the effectiveness of its decision for sixty days to give the parties the opportunity to seek reconsideration or to seek review by the U.S. Supreme Court.

The FCC’s Commissioners collectively urged the parties to resolve their disputes through good faith commercial negotiations. The FCC moved the D.C. Circuit for a further stay of the effectiveness of the TRO Court Order to give the parties additional time to negotiate. The Court granted that motion and the stay was extended to June 15, 2004. US LEC agreed to participate in the FCC-encouraged negotiations, but the negotiations were not successful. Verizon Communications, Inc. (“Verizon”) and BellSouth Telecommunications, Inc. (“BellSouth”), among others, indicated that absent a further stay, on June 16 they intended to implement their interpretation of the changes resulting from the TRO Court Order. The FCC chose not to appeal the TRO Court Order to the U.S. Supreme Court. A number of parties did, however, file an appeal with the U.S. Supreme Court, but the Court has not yet decided whether it will accept the appeal. All requests for additional stays of the TRO Court Order were denied. While the stay expired by its terms on June 15, 2004, the FCC urged the incumbent LECs to continue to provide services vacated by the D.C. Circuit for an additional six months with no price increases. Those carriers indicated they would comply in varying degrees with the FCC’s request.

On July 21, 2004, the FCC reportedly adopted “interim rules” and a Notice of Proposed Rulemaking (“NPRM”) for final UNE rules which contemplate a standstill for six months (up to and including an as yet undetermined date in February or March 2005) after which some UNEs may no longer be available and, for those UNEs that remain, some price increases likely will be permitted. In light of the standstill and proposed interim rules, the Company believes it will be able to continue to order UNE circuits and, to the extent the ILECs cooperate, to convert Special Access circuits to UNE circuits and to commingle UNEs and Special Access circuits for at least another six months. Given the uncertainty surrounding the form and substance of the new rules, the nature and scope of the NPRM and its outcome, and the framework that will govern UNE arrangements following the NPRM or in lieu thereof in the event new rules are not in place when the interim rules expire, we cannot predict the ultimate effect the TRO, or the TRO Court Order will have on the Company in the near future. However, the vast majority of the Company’s customer circuits are not UNE-based; rather, the Company purchases the majority of its customer circuits and other transport facilities either from ILECs at their Special Access wholesale pricing or from other carriers. Thus, while a decision by the FCC to eliminate UNEs entirely or to permit significant price increases on those products would not, in and of itself, have a material adverse impact on the Company, it would remove a significant opportunity for future cost-savings. At the same time, such a decision would have implications in the marketplace, where the Company’s UNE-based competitors currently have a cost advantage over US LEC. Presumably, either the elimination of UNEs altogether or significantly higher prices for those UNEs that remain available will reduce this cost advantage.

If the TRO or the TRO Court Order were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the FCC materially modifies the availability, rules and prices governing UNEs in response to the TRO Court Order or other pending or new legal challenges, it could have a material adverse effect on the Company’s ability to order UNEs and/or the prices the Company pays for the UNEs that it is permitted to order. Management does not believe that the amounts previously recorded as network cost need to be adjusted as a result of the aforementioned decisions.

Reciprocal Compensation – On April 27, 2001, the FCC released an Order on Remand and Report and Order addressing inter-carrier compensation for traffic terminated to internet service providers (“ISP Remand Order”). The interpretation and enforcement of the ISP Remand Order has been, and will likely continue to be, an important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic. In the ISP Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

While the ISP Remand Order provided greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the ISP Remand Order on the Company continues to depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the ISP Remand Order has any effect on the Company’s pending disputes related to reciprocal compensation and whether certain provisions of the ISP Remand Order will be applied state-by-state, market-by-market and/or carrier-by-carrier.

On May 3, 2002, the D.C. Circuit rejected certain aspects of the FCC’s legal analysis in the ISP Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the ISP Remand Order. As such, the ISP compensation structure, including the limitations on growth, established by the FCC in the ISP Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand will affect pending disputes for reciprocal compensation or whether affected parties will undertake new challenges to the ISP compensation structure once the FCC finally addresses the issues raised by the Second Remand.

If the ISP Remand Order or the Second Remand were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the ISP Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, such interpretation or modification could have a material adverse effect on the Company’s ability to collect reciprocal compensation for ISP-bound traffic.

On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs under an interconnection agreement between the parties. On July 18, 2003, the D.C. Circuit issued a decision in a separate, but related case, holding that the FCC had erred when it concluded that an interconnection agreement between Verizon and an unrelated party (the same interconnection agreement the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. Pending the outcome of the appeal in the related case, the FCC had converted the Company’s case against Verizon into an informal complaint and placed it on administrative hold. The parties to the related case have since resolved their dispute. The Company is taking steps to remove the administrative hold; however, in light of these developments, as well as the Second Remand, the Company cannot predict when this dispute with Verizon will be resolved or whether the Company ultimately will be successful.

Disputed Access Revenues – On April 27, 2001, the FCC released its 7th Report and Order in which it established benchmark rates at which a CLEC’s interstate access charges will be presumed to be reasonable and which CLECs may impose on IXCs by tariff. The 7th Report and Order addressed a number of issues important to how CLECs charged IXCs for originating and terminating interstate toll and toll free traffic.

The 7th Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the 7th Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced and the outcome of appeals and requests for reconsideration. If the 7th Report and Order is interpreted or enforced in a manner adverse to the Company, such result could have a material adverse effect on the Company.

In September 2002, US LEC filed a Petition for Declaratory Ruling asking the FCC to reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. On May 18, 2004 the FCC released its 8th Report and Order addressing several issues involving CLEC access charges that had remained unresolved from the 7th Report and Order. First, the 8th Report and Order announces a new, prospective rule, that confirms a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in the Company’s Petition, the FCC made it clear that it had not been unreasonable for US LEC, or any other CLEC, to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision the Company has notified the FCC that it is withdrawing its petition with the FCC as moot.

The previously reported litigation with ITC^DeltaCom involving billing for wireless traffic has been resolved by agreement of the parties. In addition, on July 20, 2004, the District Court for the Northern District of Georgia entered an Order vacating its March 15, 2004 summary judgment order addressing the adequacy of US LEC’s tariff.

On June 14, 2004, Qwest Communications Corporation (“Qwest”) sued the Company in Colorado state court alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on the Company’s billing for wireless traffic. The Company removed the case to federal court in Colorado and intends to defend the case aggressively. Notwithstanding the prospective nature of the 8th Report and Order, other interexchange carriers in addition to Qwest are disputing access charges for wireless traffic and may seek to initiate litigation to challenge the Company’s prior billing of access charges for traffic from wireless carriers. The Company believes that such billing was and remains consistent with industry practice as reflected in the FCC’s 8th Report and Order, and will vigorously defend the Qwest suit and any other such claims. However, if ultimately successful, these claims could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition.

The Company also received, and responded to requests for information from the Enforcement Bureau of the FCC concerning the Company’s billing for wireless traffic and its methods of billing. The Company believes that the Enforcement Bureau has completed its review of the matter and we do not anticipate that the Enforcement Bureau will take any materially adverse action or initiate any proceedings related to the requests for information.

In addition, in light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues billed by the Company. Such events, in the aggregate, could have an adverse effect on the Company’s performance in future periods. The Company is unable to predict such events at this time.

Legislation – Periodically, legislation is introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. The Telecom Act opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter or amend the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.

Interconnection Agreements with ILECs – The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company recently concluded interconnection negotiations with BellSouth and has filed new agreements in all BellSouth states. Additionally, the Company has concluded contract arbitrations with Verizon in several Verizon states. The Company has filed new agreements in some of those states based on the decisions of the Public Utility Commissions (“PUCs”) in those states, and is still awaiting final decisions from two PUCs.

In February 2004, Verizon filed petitions with several state commissions asking those PUCs to arbitrate the terms of an amendment to its interconnection agreements addressing the TRO. Verizon has asked each PUC to consolidate arbitrations against a number of CLECs and wireless carriers, including US LEC. In the wake of the TRO Court Order, and subsequent activity at the FCC, Verizon has withdrawn and refiled most of the arbitrations and others are pending with no expected activity. There can be no assurance that the Company will successfully negotiate, arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

In an order issued on July 13, 2004, the FCC reinterpreted Section 252(i) of the Telecom Act to eliminate the so-called “pick and choose” rule. In its 1996 Local Competition Order, the FCC had interpreted Section 252(i) to permit CLECs to obtain access to any individual interconnection, service or network element arrangement on the same terms as in any other previously approved interconnection agreement of that ILEC in that state. This interpretation of Section 252(i) was affirmed by the U.S. Supreme Court. Under the FCC’s new interpretation, referred to as the “all or nothing” rule, CLECs seeking to adopt an existing interconnection agreement now will be required to take the entire agreement, rather than individual components. The Company does not believe that the new rule will have a significant impact on its negotiations with ILECs because, in practice, most ILECs previously sought to require CLECs to adopt entire agreements and resisted efforts to “pick and choose” individual services or elements.

Interconnection with Other Carriers - The Company anticipates that as its interconnections with various carriers increase, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. The Company does not anticipate that it will be cost effective to negotiate agreements with every carrier with which the Company exchanges traffic. The Company will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

Other Litigation - We are involved, and expect to continue to be involved, in other proceedings arising out of the regular conduct of our business, including litigation with other carriers, employment related lawsuits and regulatory proceedings. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, including the matters specifically discussed above, could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

5. Stockholders’ Equity

Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 229 were available for grant at June 30, 2004. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).

Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The Company is presently authorized to issue 2,000 shares of common stock under the ESPP of which 208 were available for issuance as of June 30, 2004. Based on current employee participation, the Company expects to exhaust the existing authorized shares during the second half of 2004. The Board of Directors has authorized management to seek shareholder approval for 1,000 additional shares for the ESPP at the next annual shareholder meeting. We believe this continues to align the interest of employees with those of common shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and related discussion in Exhibit 99.1 “Risk Factors” filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2004, and in other reports which are on file with the Securities Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 19,300 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 16,600 additional residential and small business customers.

In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the six months ended June 30, 2004, which includes two full quarters of operations following the acquisition of Fastnet, US LEC achieved positive results in each of these measures. We believe this demonstrates the continuing validity of our business plan and our ability to execute it.

Revenue. The following table provides a breakdown of the components of our revenue for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
End Customer Revenue
Voice Monthly Recurring Charges	$35,414	$29,480	$69,695	$57,384
Data Monthly Recurring Charges	22,132	10,820	42,728	20,677
Long Distance	11,879	10,891	23,809	20,681

	69,425	51,191	136,232	98,742
Percent of Total Revenue	76%	65%	77%	65%

Carrier Charges
Carrier Access	15,183	21,539	29,215	43,063
Reciprocal Compensation	4,105	2,999	6,336	5,660

	19,288	24,538	35,551	48,723
Percent of Total Revenue	21%	31%	20%	32%
Other Revenue	2,920	2,569	5,037	3,941
Percent of Total Revenue	3%	3%	3%	3%

Total Revenue	$91,633	$78,298	$176,820	$151,406

As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. A small portion of the growth came from a non-recurring revenue event resulting from the previously announced settlement with BellSouth Telecommunications, Inc. (“BellSouth”) regarding intercarrier compensation. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion and the impact of the December 2003 acquisition of Fastnet. In addition, high rates of customer retention facilitate end customer revenue growth through maintenance of their recurring revenue and increased opportunities to provide additional services to existing customers. During the quarter ended June 30, 2004, our end customer base increased from 18,244 to 19,397 and our quarterly customer turnover was approximately 1.3%.

A key source of growth in end customer revenue has been the increase in data services, a portion of which relates to the Fastnet acquisition, and we anticipate this growth to continue in future periods. From the period ended June 30, 2003 to June 30, 2004, approximately 5,500 new or existing customers purchased data services and increased end customer revenue from data services from approximately 14% of total revenue to 24% of total revenue.

Uncertainties That Could Adversely Affect Revenue. The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations, and courts over many issues important to the financial and operational success of the Company. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow. For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report and related discussion in Exhibit 99.1 “Risk Factors” filed as an exhibit to the Company’s Form 8-K filed on June 9, 2004, and in other reports which are on file with the SEC.

Customer Retention. One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, as the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. Our quarterly customer churn was approximately 1.3% as of June 30, 2004. In addition, as our customer base has grown, we have had more customers’ contracts come up for renewal. Based on our first quarter renewal efforts, we expect to renew approximately 90% of the customers up for renewal in 2004. Almost all of our new customers are on three-year contracts and the majority of our renewals are for an additional three year term.

Network Expense. During the quarter ended June 30, 2004, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the total per circuit cost of our local network and customer loops, which decreased 13% from the second quarter of 2003 to the second quarter of 2004. Overall, network expense remained constant as a percentage of total revenue at approximately 47%, even as the revenue mix changed from carrier charges toward end customer revenue, which carries higher network costs.

Working Capital Management. During the quarter ended June 30, 2004, we continued to focus on working capital management that included management of customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of selling, general and administrative expenses. As a result of increased revenue and effective management of our working capital, the second quarter of 2004 was the seventh consecutive quarter that resulted in positive cash flow from operations. Cash flow from operations funded capital expenditures of approximately $7.3 million and principal payments of $0.8 million on debt and notes payable during the second quarter.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared With The Three and Six Months Ended June 30, 2003

Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources – end users and carrier charges. Less than 3% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $91.6 million for the three months ended June 30, 2004 from $78.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, revenue was $176.8 million and $151.4 million, respectively. Substantially all of the increase in total revenue was due to an increase in end customer revenue, as carrier charges decreased significantly from the 2003 to 2004. For the three months ended June 30, 2004, the Company’s end customer revenue increased to $69.4 million, or 76% of total revenue, from $51.2 million, or 65% of total revenue, for the same period in 2003. The growth in end customer revenue is due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion and the impact of the December 2003 acquisition of Fastnet. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 5,500 data customers, resulting in a $11.3 million increase in data revenue from the second quarter of 2003 to the second quarter of 2004. Our product take rate – the number of services utilized by each customer – increased from 4.1 as of June 30, 2003 to 4.6 as of June 30, 2004.

Revenue from carrier charges decreased to $19.3 million for the three months ended June 30, 2004 from $24.5 million for the same period in 2003. For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, revenue from carrier charges decreased to $35.6 million from $48.7 million, respectively. These results include the revenue impact of the recently concluded resolution of intercarrier compensation issues with BellSouth which resulted in cash collected of $3.7 million and the recognition of $1.7 million in revenue. We expect total carrier revenue to decrease in the following periods due to decreasing carrier charges primarily due to the reduction of rates as mandated by the FCC that took effect on June 20, 2004. Future decreases in access rates as a result of these mandates and potential loss of traffic for certain customers are expected to offset anticipated increases in usage for new customers, resulting in a decrease in intercarrier revenue.

We expect near term total revenue to decrease or remain relatively flat as a result of end customer revenue increasing offset by the carrier revenue decreases discussed above.

Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $42.3 million for the three months ended June 30, 2004 from $36.7 million for the three months ended June 30, 2003, and decreased slightly as a percentage of revenue to 46% from 47% for the same periods due to the shift in revenue mix toward end customer revenue. For the six months ended June 30, 2004 and June 30, 2003, network expenses increased to $83.8 million from $71.7 million, and both periods remained at 47% of revenue. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by customers, as well as a shift to higher network expense for end customer revenue, all of which were also affected by the acquisition of Fastnet in December 2003. The decrease as a percent of revenue was the result of the Company’s controlled growth strategy and the continued efforts to keep our network efficient.

Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2004 decreased to $11.8 million from $12.4 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, depreciation and amortization expense increased to $24.3 million from $23.8 million. The decrease in depreciation and amortization for the quarter is due to the aging of the depreciable assets in service as some of our older locations were established prior to 1999.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2004 increased to $36.4 million compared to $31.3 million for the quarter ended June 30, 2003 and both periods were 40% of revenue. For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, SG&A increased to $68.8 million, or 39% of revenue, from $60.9 million, or 40% of revenue. This increase was primarily due to an increase in salary and related costs which continue to account for approximately two-thirds of the Company’s total SG&A, as well as an increases in bad debt and legal expense as a result of current carrier contractual negotiations, disputes and the recent decline in carrier payments. Total headcount increased 12% to 1,054 as of June 30, 2004 from 941 as of June 30, 2003, with the majority of the increase related to the Fastnet acquisition and hiring sales and sales support employees. The Company increased its customer base by 57% during the period. The increase in employees and customer base includes those additions as a result of the Fastnet acquisition in December 2003, however, we believe that these results including the Fastnet additions reflects the scalability of our team and our business model.

Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. An illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $54,400 in the second quarter of 2003 to $65,900 in the second quarter of 2004. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.

Interest income. Interest income for the three and six months ended June 30, 2004 was $0.1 million and $0.2 million, respectively, compared to interest income of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2003.

Interest expense. Interest expense for the three and six months ended June 30, 2004 was $2.4 million and $4.6 million, respectively, compared to $2.2 million and $4.2 million for the comparable periods in 2003. The increase in interest expense was primarily due to an increase in the accrued interest related to the deferred principal payment on the term loan under the Company’s credit facility, partially offset by a decrease in borrowings and slightly lower interest rates.

Income Taxes. For the three months ended June 30, 2004 and 2003 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss. Net loss for the three and six months ended June 30, 2004 amounted to $1.2 million and $4.5 million, respectively. Dividends paid in kind and accrued on preferred stock for the three and six months ended June 30, 2004 amounted to $3.8 million and $7.5 million, respectively. The accretion of preferred stock issuance costs for the three and six months ended June 30, 2004 amounted to $0.1 million and $0.3 million, respectively.

As a result of the foregoing, net loss attributable to common stockholders for the three months ended June 30, 2004 amounted to $5.1 million, or $0.17 per diluted share, as compared to $7.9 million, or $0.29 per diluted share for the three months ended June 30, 2003. For the six months ended June 30, 2004 net loss attributable to common stockholders amounted to $12.3 million, or $0.41 per diluted share, as compared to $16.3 million, or $0.61 per diluted share for the six months ended June 30, 2003. The decrease in net loss and net loss per share is attributed to the factors discussed above.

Liquidity and Capital Resources

The interest rate under our senior credit facility for all outstanding amounts (except the deferred term loan amounts) is a floating rate based, at the Company’s option, on a base rate (as defined in the credit agreement) or the London Interbank Offered Rate, plus a specified margin. As of June 30, 2004, advances under the credit agreement (other than the deferred term loan amounts) bore interest at an annual rate of approximately 5.3% payable monthly. As of the same date, approximately $120.4 million was outstanding under the facility following approximately $0.6 million of payments made in the second quarter of 2004. The facility is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the subsidiaries.

In addition to a scheduled principal payment of $0.5 million that was made in June 2004, the Company is required to make certain mandatory prepayments of principal equal to a portion of the interest paid to the Company’s subordinated note holders. These mandatory prepayments are scheduled to be $0.2 million during the remainder of 2004 and $0.3 million in each of 2005 and 2006. Additional scheduled principal payments are $3.2 million in September 2004; $6.2 million in December 2004; $11.4 million in each quarter of 2005 and the first three quarters of 2006, and a final principal payment of $30.0 million when the term loan and revolving facility mature in December 2006.

Management believes that the Company will be in compliance with all financial and other covenants under the senior credit facility for a period at least through June 2005 based on projected operating results. Meeting these projected requirements is dependent on the Company meeting targets for new customers, customer retention, customer usage, billing rates, gross margins and selling, general, and administrative costs, as well as a satisfactory resolution of disputes, and as a result involve some degree of uncertainty. Should any of these assumptions not be achieved for a particular period, it is possible that a financial covenant will not be met for the period through June 2005. Although there can be no assurances, management believes if this were to occur it would be able to obtain the necessary waivers or amendments from its lenders. Should such waivers or amendments not be obtained, the lenders would have the right under the credit agreement to certain remedies including acceleration of debt repayment. The Company continues to evaluate the financial markets for potential refinancing of its credit facility.

The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$120.4	$32.7	$87.7	$—	$—
Subordinated notes (2)	6.8	—	6.8	—	—
Operating leases	44.7	8.1	20.8	11.7	4.1

Total contractual cash obligations	$171.9	$40.8	$115.3	$11.7	$4.1

(1)	Interest on long-term bank debt is charged using a floating rate based, at the Company’s option, on a base rate (as defined in the loan agreement) or the London Interbank Offered Rate, plus a specified margin. As discussed above, the Company is also accruing additional interest on the deferred portion of the term loan at an annual rate of 10%, payable upon the maturity of the loan in December 2006. See discussion above for quarterly payment requirements.

(2)	Interest is payable monthly on the $6.8 million face value of the subordinated notes at an annual rate of 11%. In addition, the discount on the subordinated notes, determined based upon the relative fair values of the notes and related warrants, totaled $3.1 million. This amount is being amortized to the statement of operations through the maturity date of the subordinated notes with the unamortized balance totaling $2.2 million as of June 30, 2004.

Cash provided by operating activities was approximately $13.0 million and $27.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities of $14.2 million was primarily due to an increase in cash provided by operating activities prior to changes in working capital of $5.0 million, and a decrease in cash provided of $19.2 million relating to changes in working capital accounts. Cash provided by accounts receivable decreased by $17.7 million, due to the collection of $11.4 million related to the finalization of a contract with an inter-exchange carrier for switched access services in the first quarter of 2003, and a decrease in amounts accrued to customers in connection with certain revenue sharing arrangements, offset by improved collections from end customers.

Cash used in investing activities decreased to $12.3 million for the six months ended June 30, 2004 from $17.3 million for the six months ended June 30, 2003. Cash purchases of property and equipment of $12.1 million and $16.6 million for the six months ended June 30, 2004 and 2003, respectively, consisted of purchases of switching and related telecommunications equipment, back office information systems, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be slightly less than those in 2003 depending on the rate of the Company’s deployment of its Voice over IP service offerings. Use of cash for assets acquired decreased from the prior year and relates to the acquisitions of assets of Eagle Communications in 2003. These uses of cash were offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended June 30, 2003.

Cash used by financing activities was $1.7 million for the six months ended June 30, 2004 compared to cash provided by financing activities of $0.4 million for the six months ended June 30, 2003. This change was primarily due to the increase in repayments under the Company’s senior credit facility and payments made on notes payable in the first quarter of 2004.

The restricted cash balance of $0.1 million as of December 31, 2003 and June 30, 2004, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $1.1 million is included in other assets in the consolidated balance sheet as of December 31, 2003 and June 30, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Cash paid for capital expenditures was approximately $12.1 million for the six months ended June 30, 2004, most of which was incurred to support new customer growth. We expect to spend slightly less in 2004 than in 2003. We estimate that our debt service requirements through June 2005 will be approximately $39.7 million, which includes approximately $32.7 million of scheduled principal payments and $7.0 million estimated for interest assuming no significant increases in interest rates during the year. We believe our existing cash on hand of approximately $42.1 million and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least June 2005.

We have significant payment obligations in the remainder of 2004, 2005 and 2006, including repayments under our amended senior credit facility of $9.6 million in 2004, $46.1 million in 2005 and $64.7 million in 2006. We may seek additional financing to pay these obligations. We may also seek additional financing to undertake other initiatives not contemplated by our current business plan. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success in executing our business plan, our future creditworthiness, and restrictions contained in agreements with our equity investors and our senior lenders. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2004, investments consisted primarily of institutional money market funds. A majority of the Company’s long-term debt consists of variable rate instruments with interest rates that are based on a floating rate which, at the Company’s option, is determined by either a base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified margin. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate bank debt of $120.4 million as of June 30, 2004. Currently, quarterly variable interest expense is approximately $1.6 million. At this level, each one percent increase or decrease in interest rates will have approximately a $1.2 million annual impact on the financial statements of the Company, depending somewhat on timing of the borrowing, its maturity and other factors.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the last fiscal quarter, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended June 30, 2004, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 4. Submission of Matters to a Vote of Security Holders

US LEC’s annual meeting of stockholders was held on May 18, 2004 to elect eight directors for a one-year term. Two directors were elected by the holders of the Company’s Series A Preferred Stock. Six directors were elected by the holders of the Company’s Class A Common Stock and the holders of the Series A Preferred Stock, voting together as a single class with the holders of the Series A Preferred Stock voting on an “as converted basis.” The name of each director elected at the meeting and the number of votes cast for or withheld with respect to, each director as set forth below.

		Votes
Nominee	Class of Stock	For	Withheld Authority
Class A Directors:

Richard T. Aab	Class A	24,736,592	140,386
	Series A Preferred	8,922,587

		33,659,179	140,386

David M. Flaum	Class A	24,864,201	12,777
	Series A Preferred	8,922,587

		33,786,788	12,777

Tansukh V. Ganatra	Class A	24,736,592	140,386
	Series A Preferred	8,922,587

		33,659,179	140,386

Aaron D. Cowell	Class A	24,736,592	140,386
	Series A Preferred	8,922,587

		33,659,179	140,386

Steven L. Schoonover	Class A	24,863,263	13,715
	Series A Preferred	8,922,587

		33,785,850	13,715

Michael C. Mac Donald	Class A	24,859,185	17,793
	Series A Preferred	8,922,587

		33,781,772	17,793

Series A Preferred Stock Directors:

Anthony J. DiNovi	Series A Preferred	250,046	—
			—
Michael A. Krupka	Series A Preferred	250,046

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on 8-K:

On April 27, 2004, the Company filed a Current Report on Form 8-K to furnish as an exhibit under Item 9 and Item 12 a press release announcing the Company’s results of operations for the quarter ended March 31, 2004.

On June 9, 2004, the Company filed a Current Report on Form 8-K to report under Item 5 that the Federal Communications Commission had released its Eighth Report and Order and Fifth Order on Reconsideration. As a result of the foregoing and other events, the Company filed updated and restated Risk Factors as a exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:	/s/ Michael K. Robinson
Michael K. Robinson
Executive Vice President and
Chief Financial Officer

(a)	Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

August 11, 2004