Form 10-Q
period 2004-09-30
US LEC CORP
filed 2004-11-10
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, there were 30,086,142 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$87,262	$79,723	$264,082	$231,130
Network Expenses	44,016	38,267	127,788	109,946
Depreciation and Amortization	12,570	12,960	36,877	36,766
Charges Related to Early Extinguishment of Debt (Note 3)	2,375	—	2,375	—
Selling, General and Administrative Expenses	32,876	31,056	101,664	91,927

Loss from Operations	(4,575)	(2,560)	(4,622)	(7,509)

Other (Income) Expense

Interest Income	(135)	(111)	(345)	(300)
Interest Expense (Note 3)	4,986	2,171	9,624	6,351

Net Loss	(9,426)	(4,620)	(13,901)	(13,560)

Preferred Stock Dividends	3,857	3,634	11,401	10,742
Preferred Stock Accretion of Issuance Cost	148	139	436	411

Net Loss Attributable to Common Stockholders	$(13,431)	$(8,393)	$(25,738)	$(24,713)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.45)	$(0.31)	$(0.86)	$(0.92)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,045	27,176	29,884	27,002

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets

Current Assets
Cash and cash equivalents	$50,606	$43,126
Restricted cash	169	61
Accounts receivable (net of allowance of $12,871 and $10,998 at September 30, 2004 and December 31, 2003, respectively)	62,505	48,294
Deferred income taxes	617	346
Prepaid expenses and other assets	10,332	9,795

Total current assets	124,229	101,622

Property and Equipment, Net	154,953	165,793
Other Assets	17,831	17,884

Total Assets	$297,013	$285,299

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$8,325	$4,884
Notes payable	87	1,300
Accrued network costs	29,650	25,088
Commissions payable	12,887	15,459
Accrued expenses - other	15,063	17,495
Deferred revenue	13,861	14,046
Long-term debt - current portion	—	10,776

Total current liabilities	79,873	89,048

Long-Term Debt (Note 3)	149,250	115,042
Deferred Income Taxes	617	346
Other Liabilities	6,154	6,769

Series A Mandatorily Redeemable Convertible Preferred Stock	257,093	245,255

Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 30,086 and 29,677 shares outstanding at September 30, 2004 and December 31, 2003)	301	297
Additional paid-in capital	91,773	90,852
Accumulated deficit	(288,048)	(262,310)

Total stockholders’ deficiency	(195,974)	(171,161)

Total Liabilities, Convertable Preferred Stock and Stockholders’ Deficiency	$297,013	$285,299

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net Loss	$(13,901)	$(13,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,877	36,766
Charges related to early extinguishment of debt (Note 3)	2,375	—
Accretion of debt	2,512	471
Accretion of lease exit costs	31	—
Other income	54	—

Changes in operating assets and liabilities:
Accounts receivable	(14,211)	12,324
Prepaid expenses and other assets	(520)	(1,576)
Other assets	928	(430)
Accounts payable	1,411	(2,518)
Deferred revenue	(185)	1,413
Accrued network costs	4,562	(8,199)
Customer commissions payable	(2,572)	10,434
Other liabilities - non-current	(659)	(489)
Accrued expenses - other	(3,031)	5,715

Total adjustments	27,572	53,911

Net cash provided by operating activities	13,671	40,351

Investing Activities
Purchase of property and equipment	(22,002)	(24,480)
Net assets acquired	(220)	(1,302)
Proceeds from insurance claim	—	1,000
Decrease in restricted cash	(8)	(421)

Net cash used in investing activities	(22,230)	(25,203)

Financing Activities
Proceeds from issuance of floating rate notes	149,250	—
Proceeds from issuance of debentures and related warrants	—	350
Payments on long-term debt	(128,280)	(222)
Payments on notes payable	(1,214)	—
Payment of deferred loan fees	(4,642)	(191)
Proceeds from issuance of stock options and warrants	925	521

Net cash provided by financing activities	16,039	458

Net Increase in Cash and Cash Equivalents	7,480	15,606

Cash and Cash Equivalents, Beginning of Period	43,126	25,715

Cash and Cash Equivalents, End of Period	$50,606	$41,321

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$7,551	$7,152

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency

For the Nine Months Ended September 30, 2004

(In Thousands)

(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	29,677	$297	$90,852	$(262,310)	$(171,161)
Issuance of ESPP Stock	183	2	630		632
Exercise of Stock Options and Warrants	226	2	291		293
Preferred Stock Dividends				(11,401)	(11,401)
Accretion of Preferred Stock Issuance Costs				(436)	(436)
Net Loss				(13,901)	(13,901)

Balance, September 30, 2004	30,086	$301	$91,773	$(288,048)	$(195,974)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC.

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

Stock Based Compensation - The Company measures the compensation cost of its stock plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,426)	$(4,620)	$(13,901)	$(13,560)
Preferred dividends	(3,857)	(3,634)	(11,401)	(10,742)
Accretion of preferred stock issuance fees	(148)	(139)	(436)	(411)

Net loss attributable to common stockholders, as reported	(13,431)	(8,393)	(25,738)	(24,713)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,886)	(5,293)	(5,602)	(6,517)

Pro forma net loss attributable to common stockholders	$(15,317)	$(13,686)	$(31,340)	$(31,230)

Weighted average shares outstanding	30,045	27,176	29,884	27,002

Loss per share:
Basic and diluted, as reported	$(0.45)	$(0.31)	$(0.86)	$(0.92)

Basic and diluted, pro forma	$(0.51)	$(0.50)	$(1.05)	$(1.16)

The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 3.38% and 3.13% for the quarter ended September 30, 2004 and 2003, respectively, and an expected life of 5.1 years. The weighted average remaining contractual life of stock options outstanding at September 30, 2004 was 8.5 years.

The Company estimated the fair value of the Employee Stock Purchase Plan for the three and nine months ended September 30, 2004, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.81%, and an expected life of 0.5 years.

3. Long-Term Debt

On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The current six-month rate is approximately 10.7%. The maturity date of the Notes is October 1, 2009. As of September 30, 2004, the fair market value of the Notes was $149,250. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries. In connection with the issuance on September 30, 2004, the Company entered into an indenture, a registration rights agreement and a security agreement.

The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively.

The registration rights agreement requires the Company to register under the Securities Act of 1933 notes having substantially identical terms within specified time periods and to complete an exchange of the privately placed Notes for the publicly registered notes or, if the exchange cannot be effected, to file and keep effective a shelf registration statement for resale of the privately placed Notes. Failure of the Company to comply with the registration and exchange requirements in the registration rights agreement within specified time periods would require the Company to pay as liquidated damages additional interest on the privately placed Notes until the failure to comply is cured. Under the security agreement, the Company and its subsidiaries pledged and granted to the trustee under the indenture, for the trustee’s benefit and for the benefit of the noteholders, a security interest in substantially all their assets, including the capital stock of the Company’s subsidiaries.

The Company used substantially all of the net proceeds from the sale of the Notes to repay in full $120,325 under its senior credit facility and $6,750 on its senior subordinated notes. The Company also paid $2,071 in additional interest due on the deferred portion of the senior credit facility term loan which included a $255 termination amount. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2,375 related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2,041 were expensed as of September 30, 2004. Debt issuance fees associated with the Notes totaled $5,554 and are being amortized through the maturity date of October 1, 2009.

4. Uncertainties and Contingencies

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”), regulatory uncertainty, and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including us, in lawsuits, proceedings, disputes and arbitrations before state and federal regulatory commissions, private arbitration organizations and courts over many issues important to our financial and operational success. These issues include the interpretation and enforcement of interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, inter-carrier compensation, including compensation issues such as the access rates applicable to different categories of traffic (including calls placed by or to wireless carriers’ end-users) and the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to us from incumbent carriers, the price we will pay for those services and facilities and the regulatory treatment of new technologies and services. We anticipate that we will continue to be involved in various lawsuits, arbitrations, disputes and proceedings over these and other material issues. We also anticipate that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as we enter new markets or offer new products. Rulings adverse to us, adverse legislation, new regulations or changes in governmental policy on issues material to us could have a material adverse effect on our operations, results of operations, revenue and cash flow. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, we are involved in several legal and regulatory proceedings including the following, as well as other disputes, which, if resolved unfavorably to us, could have a material adverse effect on our results of operations, cash flow and financial position.

Federal Regulation and Related Proceedings – On March 2, 2004, the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued an order (the “TRO Court Order”) reversing a substantial portion of the Triennial Review Order (“TRO”) previously issued by the FCC. The Court vacated the FCC’s decision to order unbundling of mass market switches, DS3 and DS1 loops and dark fiber. The Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-the-home loops, and line sharing. The Court found reasonable the specific EEL eligibility standards pursuant to which CLECs may obtain high capacity EELs; however, given the availability of Special Access, the Court expressed skepticism that carriers providing long distance services or otherwise using Special Access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded the conversion requirement to the FCC for further consideration. The FCC chose not to appeal the TRO Court Order to the U.S. Supreme Court. A number of parties did file an appeal, but on October 12, 2004, the Court declined to accept the appeal. All requests for additional stays of the TRO Court Order were denied and the Order became effective on June 16, 2004.

On August 20, 2004, the FCC released an Order adopting interim rules and issued a Notice of Proposed Rulemaking (“NPRM”) for final UNE rules. The interim rules contemplate a standstill for six months (up to and including March 2005) after which some UNEs may no longer be available and, for those UNEs that remain, some price increases likely will be permitted. In light of the standstill and proposed interim rules, we believe we will be able to continue to order UNE circuits for at least another six months. On August 24, 2004, Verizon, Qwest and the United States Telecom Association filed a petition for a writ of mandamus with the D.C. Circuit asking the Court to vacate the FCC’s standstill and interim rules and to direct the FCC to implement new rules that comply with the mandate of the TRO Court Order. On October 7, 2004, the D.C. Circuit issued a decision that, in essence, holds the mandamus petition in abeyance until January 4, 2005, allowing the FCC to follow through on its commitment to complete new UNE rules by the end of 2004.

Given the uncertainty surrounding the standstill, interim rules, the nature and scope of the NPRM and its outcome, and the framework that will govern UNE arrangements following the NPRM or in the event new rules are not in place when the interim rules expire, we cannot predict the ultimate effect the TRO, or the TRO Court Order, will have on us in the near future. However, the vast majority of our customers’ circuits are not UNE-based; rather, we purchase the majority of our customer circuits and other transport facilities either from ILECs at their Special Access pricing or from other carriers. Thus, while a decision by the FCC to eliminate UNEs entirely or to permit significant price increases on those products would not, in and of itself, have a material adverse impact on us, it would remove a significant opportunity for future cost-savings. At the same time, a decision eliminating UNE’s or raising UNE pricing would have implications in the marketplace, where our UNE-based competitors currently have a cost advantage over us. Either the elimination of UNEs altogether or significantly higher prices for those UNEs that remain available will reduce this cost advantage. Management does not believe that the amounts previously recorded as network cost need to be adjusted as a result of the aforementioned decisions. While not directly related, if UNEs are eliminated, or priced significantly higher, the ILECs could attempt to increase our costs for Special Access, which we would oppose. The elimination of, or higher prices for UNE’s, combined with increases in prices for Special Access could have a material adverse effect on us.

If the TRO or the TRO Court Order were to be interpreted in a manner adverse to us on all or any of the issues, or if the FCC materially modifies the availability, rules and prices governing UNEs pursuant to the NPRM in response to the TRO Court Order or other pending or new legal challenges, it could have a material adverse effect on our ability to order UNEs and/or the prices we pay for the UNEs that we are permitted to order.

On October 14, 2004, the FCC adopted an Order in which it granted a petition filed by BellSouth and SureWest seeking reconsideration of the TRO in connection with the ILEC’s unbundling requirements with respect to Fiber-to-the-Curb (“FTTC”), defined as a local loop consisting of fiber optic cable connecting to a copper distribution plant that is not more than 500 feet from the customer’s premises. The FCC concluded that mass market FTTC loops will be regulated the same as mass market Fiber-to-the-Home (“FTTH”) loops, i.e., in new construction, FTTC loops are not required to be unbundled and when an ILEC replaces copper with fiber, the ILEC must either provide access to a 64 kbps transmission path over the fiber loop or unbundled access to a spare copper loop.

At the same time, the FCC clarified a conclusion in the TRO by noting that ILECs are not required to build Time Division Multiplexing (TDM) (TDM is used in a network as a technique to combine several low-speed channels into a high-speed channel for transmission; a network that employs TDM techniques must have TDM equipment installed to perform the multiplexing necessary for transmission) capability into new packet-based networks or into existing packet-based networks that never had TDM capability. The FCC also clarified that a “TDM handoff” to a customer on either FTTC or FTTH loops does not require unbundling of these loops. The conclusion that ILECs are not required to build TDM capability into new or existing packet-based networks could impact our ability to provision broadband services over the hybrid loops (which consist of a mix of fiber and copper line) even if unbundled access to DS1 loops survives. Under the FCC rules, when a CLEC seeks access to a hybrid loop for broadband services (e.g. DS1 loop), the ILEC is only required to provide access to the TDM features, functions and capabilities that already exist on that hybrid loop. With the FCC’s clarification, the ILECs may deploy new packet based networks over hybrid loops with no TDM features, functions and capabilities, and would not be required to provide unbundled access to those new packet based networks.

Changes to the regulatory environment in which US LEC and other CLEC’s acquire local loops from ILECs represent a challenge to our, and other CLECs, ability to compete successfully with the ILECs. While neither the UNE NPRM nor the FCC’s interim rules constitute a material adverse change in our outlook at this time, collectively they, along with other changes, if decided adversely to us, could have a material adverse effect on our results of operations, cash flow and financial position.

Reciprocal Compensation – On April 27, 2001, the FCC released an Order on Remand and Report and Order (the “ISP Remand Order”) addressing inter-carrier compensation for traffic terminated to Internet service providers (“ISPs”). On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and returned the order to the FCC for further review, but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order (rate reductions, growth caps and new market limitations) remained in effect.

On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The FCC still has open a proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how those proceedings will affect pending disputes over reciprocal compensation for ISP traffic; how the Remand Order will be interpreted and enforced; or whether affected parties will undertake new challenges to the ISP compensation structure established by the Core Order or the Remand Order. Although reciprocal compensation accounted for only 3.2% of our revenue for the nine months ended September 30, 2004, if the FCC were to significantly change its policy for this traffic, and if such changes were approved by the courts, it could have a material adverse impact on the Company.

On September 5, 2002, we filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs under an interconnection agreement between the parties. On July 18, 2003, the D.C. Circuit issued a decision in a separate, but related case, holding that the FCC had erred when it concluded that an interconnection agreement between Verizon and an unrelated party (the same interconnection agreement we had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. Pending the outcome of the appeal in the related case, the FCC had converted our case against Verizon into an informal complaint and placed it on administrative hold. The parties to the related case have since resolved their dispute. In light of these developments, as well as the Second Remand, we cannot predict when this dispute with Verizon will be resolved or whether we ultimately will be successful.

Disputed Access Revenues – Prior to April 2001, a number of inter-exchange carriers (“IXCs”) had refused to pay access charges to competitive local exchange carriers (“CLECs”), including the Company, alleging that the access charges exceeded the rates charged by the incumbent local exchange carriers (“ILECs”), as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a

CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs by tariff. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 14% of our revenue for the nine months ended September 30, 2004.

The Seventh Report and Order provides some certainty as to our right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on us continues to depend on how it is interpreted and enforced and the outcome of appeals and requests for reconsideration. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on us.

In September 2002, we filed a Petition for Declaratory Ruling asking the FCC to reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. In the Eighth Report and Order, the FCC announced a prospective rule that confirms a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in our Petition, the FCC made it clear that it had not been unreasonable for US LEC, or any other CLEC, to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision, we withdrew our petition as moot.

We also received, and responded to requests for information from the Enforcement Bureau of the FCC concerning our billing for wireless traffic and our methods of billing. We believe that the Enforcement Bureau has completed its review of the matter and we do not anticipate that the Enforcement Bureau will take any materially adverse action or initiate any proceedings related to the requests for information.

On June 14, 2004, Qwest Communications Corporation (“Qwest”) sued us in Colorado state court alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on our billing for wireless traffic. We removed the case to federal court in Colorado and intend to defend the case aggressively. Notwithstanding the prospective nature of the Eighth Report and Order, other IXCs in addition to Qwest are disputing access charges for wireless traffic for periods prior to the release of the Eighth Report and Order, and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. It is possible that some IXC’s may initiate litigation to challenge our prior billing of access charges for traffic from wireless carriers. We believe that such billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and our tariffs, and we will vigorously defend the Qwest suit and any other such claims. Neither the repayment of access charges already paid by Qwest nor the inability to collect charges from Qwest would have a material adverse impact on our results of operations or financial conditions. However, Qwest’s suit and our disputes with other IXC’s, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

In addition, in light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues we have billed. Such events, in the aggregate, could have an adverse effect on our performance in future periods. We are unable to predict such events at this time.

Interconnection Agreements with ILECs – We have agreements for the interconnection of our networks with the networks of the ILECs covering each market in which we have installed a switching platform. We may be required to negotiate new interconnection agreements as we enter new markets in the future. In addition, as our existing interconnection agreements expire, we will be required to negotiate extension or replacement agreements. We recently concluded interconnection negotiations with BellSouth and have filed new agreements in all BellSouth states. Additionally, we have concluded contract arbitrations with Verizon in several Verizon states. We have filed new agreements in most of those states based on the decisions of the Public Utility Commissions (“PUCs”) in those states, and we are still awaiting a final decision from one PUC.

In an order issued on July 13, 2004, the FCC reinterpreted Section 252(i) of the Telecom Act to eliminate the so-called “pick and choose” rule. In its 1996 Local Competition Order, the FCC had interpreted Section 252(i) to permit CLECs to obtain access to any individual interconnection, service or network element arrangement on the same terms as in any other previously approved interconnection agreement of that ILEC in that state. Under the FCC’s new interpretation, referred to as the “all or nothing” rule, CLECs seeking to adopt an existing interconnection agreement now will be required to take the entire agreement, rather than individual components. We do not believe that the new rule will have a significant impact on our negotiations with ILECs because, in practice, most ILECs previously sought to require CLECs to adopt entire agreements and resisted efforts to “pick and choose” individual services or elements.

Interconnection with Other Carriers - We anticipate that as our interconnection with various carriers increases, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. We do not anticipate that it will be cost effective to negotiate agreements with every carrier with which we exchange originating and/or terminating traffic. We will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.

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

5. Stockholders’ Equity

Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 250 were available for grant at September 30, 2004. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).

Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The Company is presently authorized to issue 2,000 shares of common stock under the ESPP of which 208 were available for issuance as of September 30, 2004. Based on current employee participation, the Company expects to exhaust the existing authorized shares during the second half of 2004. The Board of Directors has authorized management to seek stockholder approval for 1,000 additional shares for the ESPP at the next annual stockholders meeting. We believe this continues to align the interest of employees with those of common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and related discussion in Exhibit 99.1 “Risk Factors” filed as an exhibit to this report and in other reports which are on file with the Securities Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 20,600 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 16,000 additional residential and small business customers.

In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the nine months ended September 30, 2004, which includes three full quarters of operations following the acquisition of Fastnet, US LEC achieved positive results in each of these measures. We believe this demonstrates the continuing validity of our business plan and our ability to execute it.

Revenue. The following table provides a breakdown of the components of our revenue for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
End Customer Revenue
Voice Monthly Recurring Charges	$36,628	$31,318	$106,323	$88,702
Data Monthly Recurring Charges	23,449	11,821	66,178	32,498
Long Distance	12,876	11,294	36,685	31,975

	72,953	54,433	209,186	153,175
Percent of Total Revenue	84%	68%	79%	66%

Carrier Charges
Carrier Access	8,702	19,181	37,917	62,245
Reciprocal Compensation	2,175	2,490	8,511	8,150

	10,877	21,671	46,428	70,395
Percent of Total Revenue	12%	27%	18%	30%

Other Revenue	3,432	3,619	8,468	7,560
Percent of Total Revenue	4%	5%	3%	3%

Total Revenue	$87,262	$79,723	$264,082	$231,130

As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. A small portion of the growth reflected in the results for the nine months ended September 30, 2004 came from a non-recurring revenue event which occurred during the second quarter of 2004 resulting from the previously announced settlement with BellSouth Telecommunications, Inc. (“BellSouth”) regarding intercarrier compensation. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion and the impact of the December 2003 acquisition of Fastnet. In addition, high rates of customer retention facilitate end customer revenue growth through maintenance of their recurring revenue and increased opportunities to provide additional services to existing customers. During the quarter ended September 30, 2004, our end customer base increased from approximately 19,300 to over 20,600.

A key source of growth in end customer revenue has been the increase in data services, a portion of which relates to the Fastnet acquisition, and we anticipate this growth to continue in future periods. From the period September 30, 2003 to September 30, 2004, approximately 6,000 new or existing customers purchased data services. End customer revenue from data services increased from approximately 14% of total revenue to 25% of total revenue when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2004. From September 30, 2003 to September 30, 2004, end customer revenue from data services increased from approximately 15% of total revenue to 27% of total revenue.

Uncertainties That Could Adversely Affect Revenue. The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations, and courts over many issues important to the financial and operational success of the Company. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow. For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report and related discussion in Exhibit 99.1 “Risk Factors” filed as an exhibit to this report and in other reports which are on file with the SEC.

Customer Retention. One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. Our quarterly customer churn was approximately 1.8% as of September 30, 2004. In addition, as our customer base has grown, we have had more customers’ contracts come up for renewal. Based on our renewal efforts through September 30, 2004, we expect to renew approximately 90% of the customers up for renewal in 2004. Almost all of our new customers are on three-year contracts and the majority of our renewals are for an additional three year term.

Network Expense. During the quarter ended September 30, 2004, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. Approximately 10% of our total customer circuits are UNE loops, and approximately 30% of new customer circuits currently being added are provisioned as UNE loops. The results of these efforts are reflected in the total per circuit cost of our local network and customer loops, which decreased 13% from the third quarter of 2003 to the third quarter of 2004. Overall, network expense increased slightly as a percentage of total revenue for the three months ended September 30, 2004, and remained at approximately 48% for the nine months ended September 30, 2004. The increase this quarter was the result of the change in revenue mix from a lower percentage of carrier charges toward end customer revenue, which carries higher network costs.

Working Capital Management. During the quarter ended September 30, 2004, we continued to focus on working capital management that included management of customer and carrier receivables and disputes, accounts payable and vendor relationships and strict controls on selling, general and administrative expenses. As a result of increased revenue and effective management of our working capital, the third quarter of 2004 was the eighth consecutive quarter that resulted in positive cash flow from operations. In addition, working capital as of September 30, 2004 was positively impacted by the net cash proceeds of approximately $15.0 million related to the issuance of $150.0 million of Second Priority Senior Secured Floating Rate Notes due 2009 after repaying in full the Company’s senior credit facility and senior subordinated notes as well as the decrease in the current portion of long term debt associated with this repayment of the Company’s existing debt.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared With the Three and Nine Months Ended September 30, 2003

Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources – end users and carrier charges. The balance of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $87.3 million for the three months ended September 30, 2004 from $79.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, revenue was $264.1 million and $231.1 million, respectively. Substantially all of the increase in total revenue was due to an increase in end customer revenue, as carrier charges decreased significantly from 2003 to 2004. For the three months ended September 30, 2004, the

Company’s end customer revenue increased to $73.0 million, or 84% of total revenue, from $54.4 million, or 68% of total revenue, for the same period in 2003. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion and the impact of the December 2003 acquisition of Fastnet. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 6,000 customers purchasing data services, resulting in an $11.6 million increase in data revenue from the third quarter of 2003 to the third quarter of 2004. Our product take rate – the number of services utilized by each customer – increased from 4.1 as of September 30, 2003 to 4.7 as of September 30, 2004.

Revenue from carrier charges decreased to $10.9 million for the three months ended September 30, 2004 from $21.7 million for the same period in 2003. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, revenue from carrier charges decreased to $46.4 million from $70.4 million, respectively. These results include the revenue impact of the recently concluded resolution of intercarrier compensation issues with BellSouth which resulted in the recognition of $1.7 million in revenue during the three months ended June 30, 2004. We expect total carrier revenue to remain relatively flat or slightly decrease in the future periods due to additional minutes on our network offset by lower rates. We expect total revenue to increase in future periods as a result of end customer growth being somewhat offset by a slight decrease in carrier revenue.

Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $44.0 million for the three months ended September 30, 2004 from $38.3 million for the three months ended September 30, 2003, and increased as a percentage of revenue to 50% from 48% for the same periods. For the nine months ended September 30, 2004 and September 30, 2003, network expenses increased to $127.8 million from $109.9 million, and both periods remained at 48% of revenue. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network and an increase in customers and usage by customers, all of which were also affected by the acquisition of Fastnet in December 2003. Most notably this quarter, the increase as a percent of revenue was due to higher end customer revenue, which has a higher network expense to revenue ratio. This increase was partially offset by the Company’s controlled growth strategy, continued evaluation of accruals required for disputes with other carriers and the continued efforts to keep our network efficient.

Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2004 decreased to $12.6 million from $13.0 million for the quarter ended September 30, 2003. The decrease in depreciation and amortization for the quarter was due to the aging of the depreciable assets in service as some of our older locations were established prior to 1999.

Charges Related to Early Extinguishment of Debt. Charges related to the early extinguishment of debt for the quarter and nine months ended September 30, 2004 were due to the acceleration of debt issuance amortization of $2.4 million related to the retirement of the Company’s senior credit facility and senior subordinated notes.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2004 increased to $32.9 million compared to $31.1 million for the quarter ended September 30, 2003 and decreased slightly as a percentage of revenue to 38% from 39%. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, SG&A increased to $101.7 million, or 38% of revenue, from $91.9 million, or 40% of revenue. This increase was primarily due to an increase in salary and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in bad debt, advertising and marketing, and agent commission expenses. Total headcount increased 11% to 1,034 as of September 30, 2004 from 934 as of September 30, 2003, with the majority of the increase related to the Fastnet acquisition and hiring sales and sales support employees. The Company increased its business class customer base by 48% from September 30, 2003 to September 30, 2004. The increase in employees and customer base includes those additions resulting from the Fastnet acquisition in December 2003.

Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. The improvement in SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. An illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $58,300 in the third quarter of 2003 to $70,600 in the third quarter of 2004. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.

Interest income. Interest income for the three and nine months ended September 30, 2004 was $0.1 million and $0.3 million, respectively, compared to interest income of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2003.

Interest expense. Interest expense for the three and nine months ended September 30, 2004 was $5.0 million and $9.6 million, respectively, compared to $2.2 million and $6.4 million for the comparable periods in 2003. The increase in interest expense was primarily related to the early retirement of the Company’s subordinated debt and the related acceleration of the $2.0 million discount associated with this subordinated debt. This increase was partially offset by a decrease in year over year borrowings and lower interest rates.

Income Taxes. For the three months ended September 30, 2004 and 2003 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss. Net loss for the three and nine months ended September 30, 2004 amounted to $9.4 million and $13.9 million, respectively. Dividends paid in kind and accrued on preferred stock for the three and nine months ended September 30, 2004 amounted to $3.9 million and $11.4 million, respectively. The accretion of preferred stock issuance costs for the three and nine months ended September 30, 2004 amounted to $0.1 million and $0.4 million, respectively.

As a result of the foregoing, net loss attributable to common stockholders for the three months ended September 30, 2004 amounted to $13.4 million, or $0.45 per diluted share, as compared to $8.4 million, or $0.31 per diluted share for the three months ended September 30, 2003. For the nine months ended September 30, 2004 net loss attributable to common stockholders amounted to $25.7 million, or $0.86 per diluted share, as compared to $24.7 million, or $0.92 per diluted share for the nine months ended September 30, 2003. The increase in net loss and net loss per share was attributable to the factors discussed above.

Liquidity and Capital Resources

On September 30, 2004 the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The current six-month rate is approximately 10.7%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries. In connection with the issuance and sale on September 30, 2004, the Company entered into an indenture, a registration rights agreement and a security agreement.

The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively.

The registration rights agreement requires the Company to register under the Securities Act of 1933 notes having substantially identical terms within specified time periods and to complete an exchange of the privately placed Notes for the publicly registered notes or, if the exchange cannot be effected, to file and keep effective a shelf registration statement for resale of the privately placed Notes. Failure of the Company to comply with the registration and exchange requirements in the registration rights agreement within specified time periods would require the Company to pay as liquidated damages additional interest on the privately placed Notes until the failure to comply is cured. Under the security agreement, the Company and its subsidiaries pledged and granted to the trustee under the indenture, for the trustee’s benefit and for the benefit of the noteholders, a security interest in substantially all their assets, including the capital stock of the Company’s subsidiaries.

The Company used substantially all the net proceeds from the sale of the Notes to repay in full $120,325 under its senior credit facility and $6,750 on its senior subordinated notes. The Company also paid $2,071 in additional interest due on the deferred portion of the senior credit facility term loan which included a $255 termination amount. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2,375 related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2,041 were expensed as of September 30, 2004. Debt issuance fees associated with the Notes totaled $5,554 and are being amortized through the maturity date of October 1, 2009.

The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt (1)	$150.0	$—	$—	$—	$150.0
Operating leases	44.0	7.9	21.3	10.8	4.0

Total contractual cash obligations	$194.0	$7.9	$21.3	$10.8	$154.0

1)	Interest is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50%. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009.

Cash provided by operating activities was approximately $13.7 million and $40.4 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities of $26.7 million was primarily due to a decrease in cash of $31.0 million relating to changes in working capital accounts. Cash provided by accounts receivable decreased by $26.5 million, due to the collection of $11.4 million related to the finalization of a contract with an inter-exchange carrier for switched access services in the first quarter of 2003, an increase in accounts receivable from inter-exchange carriers in 2004 and a decrease in amounts accrued to customers in connection with certain revenue sharing arrangements. The increase in accounts receivable of $14.2 million since December 31, 2003 was comprised of an increase in end-customer and carrier receivables of approximately $7.0 million each. The increase in end-customer receivables was primarily due to an increase in our end-customer billings over the period. The increase in carrier receivables is primarily a result of unresolved disputes with inter-exchange carriers which we continue to work through.

Cash used in investing activities decreased to $22.2 million for the nine months ended September 30, 2004 from $25.2 million for the nine months ended September 30, 2003. Cash purchases of property and equipment of $22.0 million and $24.5 million for the nine months ended September 30, 2004 and 2003, respectively, consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. Total capital expenditures for the purchase of property and equipment in 2004 are expected to be slightly less than those in 2003, depending on the rate of the Company’s deployment of future service offerings. Use of cash for assets acquired was higher in 2003 due to the acquisition of the assets of Eagle Communications in the first quarter of 2003. These uses of cash were partially offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.

Cash provided by financing activities was $16.0 million for the nine months ended September 30, 2004 compared to cash provided by financing activities of $0.5 million for the nine months ended September 30, 2003. This change was primarily due to the receipt of $149.3 million related to the placement of the Notes offset by the $120.3 million repayment of the Company’s senior credit facility, the $6.7 million repayment of the Company’s senior subordinated notes, deferred loan fees paid and payments on notes payable.

The restricted cash balance of $0.1 million as of December 31, 2003 and $0.2 million as of September 30, 2004, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $1.1 million is included in other assets in the consolidated balance sheet as of December 31, 2003 and $0.6 million as of September 30, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Cash paid for capital expenditures identified above of approximately $22.0 million for the nine months ended September 30, 2004, was primarily incurred to support new customer growth. We expect capital expenditures in the fourth quarter of 2004 to be consistent with the first three quarters of 2004. We estimate that our debt service requirements through September 2005 will be approximately $16.6 million for interest assuming no increase in interest rates. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand of approximately $50.6 million and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least September 2005.

We may seek additional financing to undertake other initiatives not contemplated by our current business plan. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success in executing our business plan, our future creditworthiness, and restrictions contained in agreements with our equity investors and the indenture governing the Notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2004, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $8.0 million based on the six-month interest rate set on September 30, 2004. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of September 30, 2004. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.

Although US LEC does not currently utilize any interest rate management tools, it continues to evaluate the use of derivatives such as, but not limited to, interest rate swap and cap agreements to manage its interest rate risk. As the Company’s investments are all short-term in nature and all of its long-term debt is currently at variable short-term rates, management believes the carrying values of the Company’s financial instruments approximate fair values.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended September 30, 2004, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

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
Chief Financial Officer November 10, 2004

Exhibit Index

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