Form 10-K
period 2004-12-31
US LEC CORP
filed 2005-03-10
CIK 1054290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    Class A Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $69,620,774 as of June 30, 2004 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

As of March 4, 2005 there were 30,292,862 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in May of 2005 are incorporated by reference into Part III of this report.

US LEC CORP.

2004 ANNUAL REPORT ON FORM 10-K

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission (“FCC”) and state public utility commissions (“PUCs”), and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in this report under the headings “Business—Regulation,” “Business—Risk Factors,” in Note 7 to the consolidated financial statements, and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

As used in the report, the words “we,” “our,” “US LEC,” and the “Company” refer to US LEC Corp. and its subsidiaries.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Based in Charlotte, North Carolina, US LEC is a super-regional telecommunications carrier providing integrated voice, data and Internet services to more than 22,000 mid-to-large-sized business customers and enterprise organizations throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to approximately 16,000 additional residential and small business customers.

US LEC was founded in 1996 and first initiated service in North Carolina in March 1997, becoming one of the first competitive local exchange carriers in North Carolina to provide switched local exchange services. Since 1997, US LEC’s business has evolved substantially as our product offerings have grown to include a full suite of voice, data and Internet services and our geographic area of service has expanded significantly to encompass nearly all of the major business centers in the eastern United States.

US LEC’s principal offices are located at 6801 Morrison Boulevard, Charlotte, North Carolina 28211, and the telephone number is (704) 319-1000. The Company’s Internet address is www.uslec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website this report, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

The US LEC product line includes local calling services, long distance, long distance plans featuring toll free, calling card, audio conference and Web-enabled audio conferencing services, dedicated and dial-up Internet services, including our MegaPOP® Internet access product, frame relay, multi-link frame relay, Asynchronous Transfer Mode (“ATM”), Digital Private Line (“DPL”) services, Voice over Internet Protocol (“VoIP”)-enabled services, managed data solutions, data center services, co-location and Web hosting. The US LEC network consists of 80 Points of Presence (“POPs”) and encompasses 27 digital voice and data switching centers, two carrier-grade data centers, 12 additional data POPs and 39 dial-up POPs throughout the country. Also, within the above-described US LEC network, there are nine VoIP POPs currently operational. US LEC utilizes only best in class equipment that includes Lucent 5ESS® AnyMedia™, Lucent CBX500 ATM, and Tekelec SanteraOne™ digital switches and Internet routers from Juniper and Cisco®.

US LEC provides its full suite of voice, data and Internet services in the following 15 states plus the District of Columbia: Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. US LEC also offers nationwide data services, as well as selected voice services such as long distance calling, calling card, audio conferencing, Web-enhanced audio conferencing and toll free service, in a total of 42 states that, in addition to those referenced above, include Arkansas, Arizona, California, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Hampshire, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, West Virginia, Wisconsin and Wyoming.

In November 2004, as part of the Company’s strategy of expanding its range of services, US LEC acquired the majority of the assets of StarNet, Inc. (“StarNet”), a nationwide provider of dial-up Internet access and telephony services to Internet service providers (“ISPs”). US LEC now also owns and operates a nationwide, seamless network providing local dial-up Internet access for more than 400 ISPs. The StarNet assets that the Company acquired also include StarNet’s full suite of services, featuring the MegaPOP® Internet access product, VoiceEclipse (VoIP product), 61 StarNet POPs and StarNet’s Network Operations Center (“NOC”) in Palatine, Illinois.

BUSINESS STRATEGY

US LEC’s mission is to be the premier communications partner for businesses by delivering quality voice, data and Internet services and exceeding expectations for customer care.

The principal elements of US LEC’s business strategy include:

Provide Outstanding Customer Service.    Management believes that a key element of the success of a competitive carrier is the ability to satisfy the service needs of its customers, and that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. The Company must be able to provide a quality and timely activation, resolve service issues, quickly implement change requests, produce accurate bills, resolve billing issues, provide reliable services, and promptly add additional service and capacity required by our customers. Customer service is provided locally by our market-based sales, sales support and operations team and centrally by US LEC’s four NOCs. The Company also provides a Web-enabled customer self-care portal that allows customers to obtain detailed billing and trending account information, as well as manage, provision and monitor selected US LEC services such as US LEC Conferencing, US LEC Web Hosting, US LECnet Dial and selected US LEC Toll Free services.

Offer a Broad Range of Services.    US LEC offers customers a broad range of voice, data and Internet services that can be bundled on a single customer network connection. US LEC offers its customers local calling services, long distance, long distance plans featuring toll free, audio conferencing and Web-enhanced audio conferencing services, dedicated and dial-up Internet services, including the MegaPOP® Internet access product, frame relay, multi-link frame relay, ATM, DPL services, VoIP-enabled services, managed data solutions, data center services, co-location and Web hosting. Management believes a broad range of services, competitive pricing and an opportunity to bundle services gives US LEC customers an exceptional value, and enables the Company to build a stream of quality recurring revenue.

Target Telecommunications-Intensive Customers.    The Company focuses its sales efforts on telecommunications-intensive business customers that include the automotive, construction, education, financial, government, healthcare, hospitality, ISPs, professional/legal, real estate, retail, transportation sectors and other telecommunications providers. By focusing on such customers, the Company is able to more efficiently concentrate their telecommunications traffic. In addition, the Company frequently is able to bundle its voice, data and Internet services. This further enhances network utilization and thereby improves margins, as fixed network costs are spread over a larger base of services.

Deploy a Capital-Efficient Network.    Unlike some other competitive carriers, US LEC does not resell ILEC dial tone services or provide service via Unbundled Network Element Platforms (“UNE-P”). US LEC owns and operates the switching and routing equipment while leasing the required fiber optic transmission capacity from competitive access providers (“CAPs”), CLECs, inter-exchange carriers (“IXCs”) or incumbent local exchange carriers (“ILECs”). Management believes this switch-based, leased-transport strategy enables it to continually take advantage of changes in the transport market. By employing this “smart-build” strategy, US LEC reduces the up-front capital expenditures required to build a network and enter new markets and avoids the risk of “stranded” investment in under-utilized networks.

Maintain a Robust Technology Platform.    US LEC currently operates 26 Lucent voice switches, 27 Lucent ATM data switches, one Tekelec SanteraOne™ digital switch, and over 150 Juniper and Cisco® Internet routers throughout its network. The Company also employs a redundant and diverse advanced intelligent network (“AIN”) platform and SS7 signaling network, which includes Telcordia integrated services control points (“ISCPs”) and Tekelec Eagle signal transfer points (“STPs”). In addition, the Company has also deployed Juniper and Cisco® routers to provide reliable, scalable and high-speed network elements that enhance the performance of US LEC’s Internet access service. The Company’s data centers are equipped with Intel ISP platforms as well as a variety of other server platforms, based on customer needs.

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

THE US LEC NETWORK

The US LEC network consists of 80 POPs, supported by 26 Lucent 5ESS® AnyMedia™ digital switches, 27 Lucent CBX500 ATM data switches and one Tekelec SanteraOne™ digital switch. In selected markets, the digital switching centers include Juniper and Cisco M Internet routers that provide advanced IP services to customers. The network also includes two carrier-grade data centers, 12 additional data POPs and 39 dial-up POPs throughout the country. Also, within the above-described US LEC network, there are nine VoIP POPs currently operational. The digital switching centers are connected to each other across the network on SONET OC-12, SONET OC-3 and DS-3 lines leased from various other carriers. The Company connects its customers to its digital switching centers through leased lines, including SONET OC-48, SONET OC-12, SONET OC-3, DS-3 and T-1. The SONET lines are generally deployed in a ring configuration.

In order to interconnect its switches to the network of the local incumbent phone companies and to exchange traffic with them, the Company maintains interconnection agreements with the incumbent carriers. The Telecommunications Act of 1996 (the “Telecom Act”), decisions of state and federal regulatory bodies and commercial negotiation affect the terms and conditions of the interconnection agreements with the carriers involved. The Company may voluntarily enter into such agreements, petition a state regulatory commission to arbitrate issues that cannot be resolved by negotiation or adopt agreements executed by the incumbents and other competitive carriers. The Company has signed interconnection agreements with all of the incumbent local carriers where it offers services requiring such agreements, including BellSouth Telecommunications, Inc. (“BellSouth”), Verizon Communications Inc. (“Verizon”) and Sprint Communications Company L.P. (“Sprint”).

Voice calls originating with a US LEC customer are transported over leased lines to a US LEC switch and can either be terminated directly on the Company’s network or routed to a long distance carrier, an ILEC or another CLEC, depending on the location of the call recipient. Similarly, voice calls originating from the public switched telephone network and destined for a US LEC customer are routed through a US LEC switch and delivered to call recipients via leased transmission facilities.

Data transmissions from a US LEC customer are transported over leased lines to a US LEC switch and then transmitted directly on the Company’s network or transmitted to another carrier for termination. Data transmissions to a US LEC customer work in reverse.

Internet access for US LEC customers is provided by transport over leased lines to a US LEC switch, transmitted over leased lines to one of US LEC’s Internet Gateways, and then, if necessary, to the Internet via Internet transit leased from other carriers.

SERVICES

The Company’s ability to bundle voice, data and Internet services on the same transport facility allows us to offer customers more efficient use of such facilities, and also allows us to aggregate customers’ charges on a single consolidated invoice.

The Company provides voice services, most significantly local dial-tone services, to customers in most of the major business markets in 15 states plus the District of Columbia. Local access is available in many different forms including Primary Rate Interface (“PRI”), T-1 and channels. The Company’s network is designed to allow a customer to increase or decrease capacity easily and to utilize enhanced services as the telecommunications requirements of the customer change. The Company offers a variety of long distance services and calling plans, as well as directory assistance and operator services, long distance services for completing intrastate, interstate and international calls, toll-free services, calling cards, audio conferencing, Web-enhanced audio conferencing and certain enhanced features such as voice mail. Additionally, US LEC began the roll-out of VoIP-enabled services in 2004.

The Company provides data services including frame relay, multi-link frame relay, Multi-Link FAST PipeSM, ATM and DPL (digital private line) services for the efficient transfer of data communications. US LEC also operates two carrier-grade data centers.

US LEC’s Internet services include dedicated and dial-up Internet access, burstable Internet products, dedicated server hosting, managed router service and data solutions, data center services, co-location, managed firewalls and IP-VPN, Web hosting, e-mail, news feeds and other services.

During 2004, the Company introduced seven new products, continuing to expand its voice, data and Internet product offerings while minimizing the capital requirements associated with product expansions:

•	Managed Router Service is designed to help customers better manage their IT infrastructure by outsourcing the technical complexities of their network to US LEC, including router selection, configuration, installation and management, as well as perform the ongoing support functions in the form of network monitoring, troubleshooting, upgrades, off-site configuration back-ups and outage notifications.

•	Burstable Dedicated Internet product provides significant flexibility by accommodating a customer’s Internet bandwidth needs at peak times when Internet traffic “bursts,” while only requiring the purchase of a smaller, committed bandwidth amount for normal Internet usage.

•	Multi-Link FAST PipeSM applies the same technology to Internet service that is utilized by Multi-Link Frame Relay, which US LEC announced in 2003. By incrementally linking multiple DS1 lines, customers eliminate the need to purchase larger costly DS3 facilities to increase capacity.

•	Dedicated Server Hosting provides a range of management options that simplify the process of starting and expanding Web-enabled services for customers by handling many of the technology aspects for them.

•	Dynamic TSM is the VoIP-enabled product that utilizes VoIP technology solely between US LEC switching facilities and the US LEC customer, and dynamically allocates bandwidth between high-speed Internet access and high-quality voice service as required to readily meet business customers’ fluctuating demands.

•	Data Center Colocation allows customers to locate their servers in one of two carrier-grade data centers in Pennsylvania to accommodate the increasing bandwidth and high-availability demands of customers.

•	MegaPOP® Internet access provides Internet service provider customers with local dial-up Internet access nationwide, so customers can market and provide service across the country using over 80,000 local access numbers, without the responsibility of operating a nationwide network.

SALES AND MARKETING

Sales.    US LEC employs a well trained and experienced direct sales force to attract new customers and dedicate its efforts to retaining customers. The Company recruits sales professionals with strong sales backgrounds in its markets, many of whom have had experience with other telecommunications carriers, including long distance companies, CLECs, ILECs, ISPs, telecommunications equipment manufacturers and network systems integrators. The Company plans to continue to attract and retain highly qualified salespeople by offering them an opportunity to participate in the potential economic rewards made available through a results-oriented compensation program. The Company also leverages its sales force by employing highly skilled data and solutions engineers, who are specialists in designing customer networks. The Company also utilizes independent sales agents to identify and service customers.

Marketing and Branding.    US LEC seeks to be the premier communications partner for businesses by delivering quality voice, data and Internet services and exceeding expectations for customer care. The Company builds its reputation and brand identity by delivering on a ‘customer comes first’ philosophy, working closely with its customers to develop services customized to their particular needs and by implementing targeted product offerings and promotional efforts. With marketing focus and expertise in a number of vertical industries, US LEC is able to distinctly define its competitive advantages, value propositions and service provider differentiators to its customers.

The Company primarily uses two trademarks and service marks: US LEC, and a logo that includes US LEC and VOICE/DATA/INTERNET. The US LEC mark has been registered on the Supplemental Register of the United States Patent and Trademark Office since 1997 for use with telecommunications services and is now registered on the Principal Register with those services pursuant to a claim of acquired distinctiveness. The US LEC word mark has also been preliminarily approved for registration on the Principal Register for use with related services in multiple classes and the logo mark has similarly been preliminarily approved for registration on the Principal Register for use with all services. In addition, the Company has continued to use the marks acquired upon the acquisition of the assets of Fastnet as we have integrated Fastnet’s services into the Company’s existing suite of telecommunications services.

The Company has recently acquired the federal service mark registration MEGAPOP and pending federal application STARNET, each for use with providing multi-user access to the Internet. The Company’s use of these marks will be evaluated as these services are integrated into the Company’s existing suite of telecommunications services.

Billing.    The Company believes that accurate billing is an important aspect of customer acquisition and retention, and operates its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers. The Company conducts an internal review of the initial customer bills before they are made available to the customer, and the process concludes with a US LEC representative reviewing the initial invoice with the customer to ensure it is as expected. Customer bills are available in a variety of formats to meet a customer’s specific needs. US LEC offers customers simplicity and convenience by sending one invoice for all services. The Company offers electronic bill presentment and tools, such as Web access to billing data and supporting information such as call detail information, call trend analysis and busy hour reports.

EMPLOYEES

As of December 31, 2004, the Company employed 1,065 people. The Company does not expect significant changes in its staffing level in 2005. The Company considers its employee relations to be very good.

REGULATION

The following summary of regulatory developments and legislation does not purport to describe all current and proposed federal, state and local regulations, rule-making and legislation affecting the telecommunications industry. Other federal and state legislation and regulations are currently the subject of judicial proceedings, rule-making and legislative hearings and there are administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, rule-making and legislation, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory issues pertaining to the operation of the Company.

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

The FCC has significant responsibility for the manner in which the Telecom Act will continue to be implemented, especially in the areas of pricing, universal service, terms of access to ILECs’ networks, interstate access charges and price caps. The details of the interpretation and continued adoption of the rules adopted by the FCC will continue to have a significant impact in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated.

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

Federal Regulation and Related Proceedings.    The Telecom Act and the FCC’s efforts to initiate reform have resulted in numerous legal challenges. As a result, the regulatory framework in which the Company operates is subject to a great deal of uncertainty. Any changes to the current regulatory framework resulting from this uncertainty could have a material adverse effect on the Company. The FCC has adopted orders prohibiting the use of tariffs for non-dominant carriers providing international and domestic interstate long distance services. Accordingly, non-dominant interstate service providers and international service providers can no longer rely on the filing of end user tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their international and domestic interstate inter-exchange services. Those FCC orders do not apply to the switched and special access services of the regional bell operating companies (“RBOCs”) and other local exchange service providers. The FCC allows permissive detariffing of CLEC access services.

The FCC also has proposed reducing the level of regulation that applies to the ILECs, and increasing their ability to respond quickly to competition from the Company and others. For example, in accordance with the Telecom Act, the FCC has applied “streamlined” tariff regulation to the ILECs, which greatly accelerates the time prior to which changes to tariffed service rates may take effect, and has eliminated the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. On August 5, 1999, the FCC adopted an order granting price cap ILECs additional pricing flexibility. The order provided certain immediate regulatory relief regarding price cap ILECs and set forth a framework of “triggers” to provide those companies with greater flexibility to set rates for interstate access services. On February 2, 2001, the D.C. Circuit upheld the FCC’s rules regarding pricing flexibility. To the extent such increased pricing flexibility is utilized for ILECs or such additional regulation is implemented, the Company’s ability to compete with ILECs for certain service could be adversely affected. The FCC has granted pricing flexibility applications for various interstate access services provided by RBOCs in a number of cities, including cities where US LEC competes against BellSouth and Verizon. The FCC has initiated a proceeding to examine its pricing flexibility policy for special access.

On March 2, 2004, the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued an order (the “TRO Court Order”) reversing a substantial portion of the Triennial Review Order (“TRO”) previously issued by the FCC. The Court vacated the FCC’s decision to order unbundling of mass market switches, DS3 and DS1 loops and dark fiber. The Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-the-home loops, and line sharing. The Court also found reasonable the specific eligibility standards for enhanced extended links (“EEL”) (loop transport UNE combinations, which are the same elements that comprise special access facilities purchased by long distance carriers) pursuant to which CLECs may obtain high capacity EELs; however, given the availability of special access, the Court expressed skepticism that carriers providing long distance services or otherwise using special access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded the conversion requirement to the FCC for further consideration. The FCC chose not to appeal the TRO Court Order to the U.S. Supreme Court. A number of parties did file an appeal, but the Court declined to accept the appeal. The Order became effective on June 16, 2004.

On August 20, 2004, the FCC released an Order adopting interim rules and issued a Notice of Proposed Rulemaking (“NPRM”) for final UNE rules. On August 24, 2004, Verizon, Qwest and the United States Telecom Association filed a petition for a writ of mandamus with the D.C. Circuit asking the Court to vacate the FCC’s interim rules and to direct the FCC to implement new rules that comply with the mandate of the TRO Court Order. The D.C. Circuit has not issued a final ruling on the mandamus petition.

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

At the same time, the FCC clarified a conclusion in the TRO by noting that ILECs are not required to build Time Division Multiplexing (“TDM”) (TDM is used in a network as a technique to combine several low-speed channels into a high-speed channel for transmission; a network that employs TDM techniques must have TDM equipment installed to perform the multiplexing necessary for transmission) capability into new packet-based networks or into existing packet-based networks that never had TDM capability. The FCC also clarified that a “TDM handoff” to a customer on either FTTC or FTTH loops does not require unbundling of these loops. The conclusion that ILECs are not required to build TDM capability into new or existing packet-based networks could impact the Company’s ability to provision broadband services over the hybrid loops (which consist of a mix of fiber and copper line) even where unbundled access to DS1 loops survives. Under the FCC rules, when a CLEC seeks access to a hybrid loop for broadband services (e.g. DS1 loop), the ILEC is only required to provide access to the TDM features, functions and capabilities that already exist on that hybrid loop. With the FCC’s clarification, the ILECs may deploy new packet based networks over hybrid loops with no TDM features, functions and capabilities, and would not be required to provide unbundled access to those new packet based networks.

On December 15, 2004, the FCC adopted an order establishing new rules for UNEs (“Triennial Review Remand Order” or “TRRO”); the text of the decision was released on February 4, 2005. In the TRRO, the FCC modified the unbundling obligations of ILECs. The FCC removed, under certain circumstances, an ILEC’s obligation to unbundle high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. There is a cap of 10 DS1 loops from an ILEC to any single building in an area in which DS1 loops are unbundled. Similarly, there is a cap of 1 DS3 loop from an ILEC to any single building in an area in which DS3 loops are unbundled. A 12-month transition period from March 11, 2005 is provided to transition any embedded UNE DS1 or DS3 Loops that are no longer available as UNEs to another service. During the transition period, the circuit price is increased to the greater of 115% of the rate paid by the carrier as of June 15, 2004 or the price established by a state commission between June 16, 2004 and March 11, 2005. Dark fiber loops are no longer available as UNEs. An 18-month transition period is provided to transition these loops to another service.

The FCC eliminated the “qualifying service” definition, but held that UNE loops cannot be provisioned to provide mobile wireless services or stand-alone long distance services. Other than the restrictions on high capacity EELs, no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access to UNEs or EELs.

There is a cap of 12 DS3 transport circuits available on an unbundled basis from an ILEC. A 12-month transition period from the effective date of the TRRO is provided for any current UNE transport that is no longer available as a UNE under the new rules. During the transition period, the circuit price is increased to the greater of 115% of the TELRIC rate previously paid by the carrier or the price established by a state commission between June 16, 2004 and March 11, 2005.

UNE-P providers have a 12-month transition from March 11, 2005 to transition the embedded customer base to other services, and may not order any new UNE-P upon the effective date of the TRRO.

On February 14, 2005, the ILECs filed a Supplemental Petition for a Writ of Mandamus with the D.C. Circuit asking the Court to issue an order directing the FCC to issue a rule prohibiting the conversion of special access circuits to UNEs and to issue new unbundling rules for high capacity loops and transport that takes into account the availability of tariffed special access services. Several ILECs have appealed the TRRO and, on February 25, 2005, Verizon filed with the FCC a petition for a stay pending appeal of that portion of the TRRO that permits CLECs to convert special access circuits to UNE’s. The Company intends to participate in the appeal of the TRRO as well as in any proceedings seeking a stay of that Order.

Given the uncertainty surrounding the determination of which wire centers meet the requirements for both loops and transport (the FCC has asked the ILECs to identify the wire centers that will be affected), and the ultimate impact of the caps imposed on per-building and per-route UNEs, the Company cannot predict the ultimate effect the TRRO will have in the near future. However, the vast majority of our customers’ circuits currently are not UNE-based; rather, the Company has continued to purchase the majority of customer circuits and other transport facilities either from ILECs at their special access pricing or from other carriers. Thus, while the FCC’s decision to permit, but limit, the availability of UNE loops and transport will not, in and of itself, have a material adverse impact on the Company, it ultimately could remove a significant opportunity for future cost-savings unless the Company is able to circumvent the caps by purchasing either loops or transport from other carriers at competitive prices. The TRRO decision also has implications in the marketplace, where the Company’s UNE-based competitors have had a cost advantage over the Company. The elimination of UNEs in certain key markets, combined with limited availability and higher prices for those UNEs that remain available will reduce this cost advantage. While not directly related, the elimination of some UNEs, and the limitations on others could lead the ILECs to attempt to increase the costs for special access, which the Company would oppose. The elimination of, or higher prices for UNE’s, combined with increases in prices for Special Access could have a material adverse effect on the Company.

Concurrent with the release of the TRRO, the FCC also released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but it will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company’s network cost structure; however, if any of these matters addressed in the NPRM are decided adversely to the Company, it could have a material adverse effect on the Company.

On February 10, 2005, the FCC also released a Further NPRM in the Unified Intercarrier Compensation docket. The FCC had been expected to resolve a number of pending petitions addressing various compensation matters, but did not do so. Instead, the FCC simply announced that it is seeking comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s intercarrier compensation revenue; however, if any of these matters addressed in the FNPRM are decided adversely to the Company, it could have a material adverse effect on the Company.

In May 1997, the FCC released an order establishing a significantly expanded federal universal service program which subsidized certain eligible services. For example, the FCC established new subsidies for services provided to qualifying schools, libraries and rural health care providers. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company’s share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company’s share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. Although the Company has made its required contributions to the fund, the amount of the Company’s contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future.

Due to the growing deployment of VoIP services, the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as the Company that plan to provide IP-based voice applications. There is also regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services that use the public switched telephone network. There is also regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services.

In October 2002, AT&T Corporation (“AT&T”) filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched inter-exchange calls and that it is lawful to provide such service through local end user services. On April 21, 2004, the FCC denied AT&T’s Petition, finding that AT&T’s specific service offering is a telecommunications service; and (2) that access charges apply to the service. The FCC reasoned that AT&T’s offering involved an interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider’s use of IP technology. In contrast, in February 2003, Pulver.com filed a petition for declaratory ruling that asked the FCC to determine whether computer-to-computer calls over the Internet constituted a “telecommunications service” and, thus, were subject to access charges. On February 12, 2004, the FCC held that Pulver.com’s service is neither telecommunications nor a telecommunications service. The FCC determined that because Pulver.com’s peer-to-peer IP communications service does not offer or provide a transmission service, it is not offering “telecommunications” as defined under the Communications Act. The FCC ruled that the service could not be classified as a “telecommunications service” under the Act because it is a free service not offered to the public for a fee. The FCC also decided to classify Pulver.com’s service as an information service and intends to preempt state regulation of that service. These decisions, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

On September 22, 2003, Vonage Holdings Corporation, or Vonage, filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage’s service was an interstate service not subject to state regulation. The FCC did not rule whether the service was a telecommunications service or an information service under the Act. This decision, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

On December 23, 2003, Level 3 filed a forbearance petition with the FCC with respect to intercarrier compensation for certain types of IP-based voice communications. Specifically, it requested that the FCC forbear from enforcing provisions of the Communications Act that might otherwise result in the application of interstate and intrastate access charges to certain IP communications. The forbearance petition extends only to communications that either originate on the PSTN and terminate on an IP network, originate on an IP network and terminate on the PSTN, and certain traffic that originates and terminates on the PSTN that is incidental to an IP-PSTN service. The petition does not request forbearance with respect to IP-based voice communications that both originate and terminate on the PSTN, other than incidental traffic, or that originate and terminate on an IP network. The FCC has sought public comment with respect to the forbearance petition. Under the Communications Act, the FCC must make a decision on the petition within one year of the petition’s filing (plus one 90-day extension available at the FCC’s discretion) or the petition is deemed granted as a matter of law. On October 21, 2004, the FCC extended the time period in which it can consider the Petition until March 22, 2005. The Company cannot predict the outcome of this proceeding; however, a decision in this proceeding, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and that they are immune from state regulation as a result. The second requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. The FCC has sought public comment with respect to SBC’s forbearance petition, and, under the Communications Act, the FCC must make a decision on the petition within one year of the petition’s filing (with the possibility of a single 90-day extension available at the FCC’s discretion). If the FCC does not act with respect to SBC’s forbearance petition, the petition is deemed granted as a matter of law. On December 7, 2004, the FCC extended the time to respond to the forbearance petition to May 5, 2005. The FCC has requested comment with respect to SBC’s petition for declaratory ruling. The Company cannot predict the outcome of this proceeding; however, a decision in this proceeding, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

The state public utility commissions are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission or MPUC ruled that Vonage’s Digital Voice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the Federal District Court for the District of Minnesota to enjoin the MPUC’s decision. On October 16, 2004, a federal judge granted Vonage’s request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. On December 22, 2004, the U.S. Court of Appeals for the 8th Circuit affirmed the District Court based on the FCC’s decision that the calls were interstate. This decision, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

Proceedings and petitions relating to IP-based voice applications are under consideration in a number of other states, including but not limited to Alabama, California, Kansas, New York, North Dakota, Ohio, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin.

The FCC also adopted a Notice of Proposed Rulemaking seeking comment on the various regulatory issues surrounding “IP-enabled” services. The FCC sought comment on how it might categorize particular types of IP-based services, such as by distinguishing IP services that interconnect with the Public Switched Telephone

Network or are being utilized as a substitute for traditional telephone services. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company’s operations or impose additional requirements, regulations or charges upon the Company’s provision of Internet access and related Internet Protocol-based telephony services or the Company’s announced plans to add a voice over IP product.

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

COMPETITION

ILECs.    In each market served by its networks, the Company faces, and expects to continue facing, significant competition from the ILECs, which currently dominate their local telecommunications markets as a result of their historic monopoly position. The ILECs have also entered the long distance markets in virtually all of their service areas. They also offer data and Internet services.

The Company competes with the ILECs on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various services, a number of which the Company does not currently offer. In addition, ILECs enjoy a competitive advantage due to their vast financial resources and established brand names. The Company has sought, and will continue to seek, to achieve parity with the ILECs.

IXCs.    Inter-exchange carriers that provide long distance services and other telecommunications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have a much larger service footprint than the Company. In addition, there have been a number of mergers and consolidations among IXCs, and some ILECs have sought to merge with or acquire IXCs, in an effort to expand dramatically the reach of their services and, thus, to gain a significant competitive advantage. Both of these groups may have the ability to offer more services and more competitive rates than the Company can offer.

Other CLECs.    In the markets where US LEC has a digital switching center, numerous CLECs are also operating. In some cases, the Company competes head-to-head with other CLECs and in some cases the other CLECs seek to serve a different customer base. The Company competes with other CLECs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have competitive advantages over us, including substantially greater financial, personnel and other resources, including brand name recognition and long-standing relationships with customers. In addition, the industry has seen a number of mergers and consolidations among CLECs in an effort to gain a competitive advantage in the sector, while some have entered and subsequently emerged from bankruptcy with dramatically altered business plans and financial structures. Both of these groups may have the ability to offer more competitive rates than the Company can offer.

Internet Service Providers (ISPs).    Throughout the Company’s service area, various Internet service providers also operate. In some cases, the Company competes head-to-head with other ISPs, and in some cases, the other ISPs seek to serve a different customer base. The Company competes with other ISPs in its markets on the basis of product offerings, bundling, reliability, state-of-the-art technology, price, network design, ease of ordering and customer service. Some of these carriers have entered and subsequently emerged from bankruptcy, which may give those entities the ability to offer more competitive pricing arrangements than the Company can offer.

Other Competitors.    The Company also faces, and expects to continue facing, competition from other potential competitors in certain markets in which the Company offers services. In addition to the ILECs, IXCs and other CLECs, potential competitors capable of offering telecommunications services include long distance carriers, digital subscriber line companies, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Another more recent entry has been the VoIP companies, who offer service via voice delivered through the Internet. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.

RISK FACTORS

In addition to the risks described below, you should consider carefully the information contained under the heading “Business—Regulation” and the discussion in Note 7 to our consolidated financial statements.

The Company’s continued success depends on the ability to manage and expand operations effectively.

The Company’s ability to manage and expand operations effectively will depend on the ability to:

•	offer high-quality, reliable services at reasonable costs;

•	install and operate telecommunications switches and related equipment;

•	lease access to suitable transmission facilities at competitive prices;

•	scale operations;

•	obtain successful outcomes in disputes with IXC’s and in litigation, rule-making and regulatory proceedings;

•	successfully negotiate, adopt or arbitrate interconnection agreements with other carriers;

•	acquire necessary equipment, software and facilities;

•	integrate existing and newly acquired technology and facilities, such as switches and related equipment;

•	evaluate markets;

•	add products;

•	monitor operations;

•	control costs;

•	maintain effective quality controls;

•	hire, train and retain qualified personnel;

•	enhance operating and accounting systems;

•	address operating challenges; adapt to market and regulatory developments; and

•	obtain and maintain required governmental authorizations.

In order for the Company to succeed, these objectives must be achieved in a timely manner and on a cost-effective basis. If these objectives are not achieved, the Company may not be able to compete in existing markets or expand into new markets. A failure to achieve one or more of these objectives could have a material adverse effect on the Company’s business.

In addition, the Company has grown rapidly since inception and expects to continue to grow primarily by expanding our product offerings, adding and retaining customers, acquisitions and entering new markets. The Company expects this growth to place a strain on operational, human and financial resources, particularly if the growth is through acquisitions. The ability to manage operations and expansion effectively depends on the continued development of plans, systems and controls for operational, financial and management needs. The Company cannot give any assurance that these requirements can be satisfied or that the Company’s operations and growth can be managed effectively. A failure to satisfy these requirements could have a material adverse effect on the Company’s financial condition and the ability to implement fully the growth and operating plans.

The Company will not be able to expand operations if capital is not available when it is needed.

The development and expansion of the Company’s networks requires substantial capital investment. If this capital is not available when needed, the Company’s business could be adversely affected. Capital expenditures totaled $33.4 million in 2004 and are expected to be about the same in 2005, unless the Company’s deployment of future service offerings results in somewhat higher spending levels. The Company also expects to have substantial capital expenditures in 2006 and thereafter.

The Company may be required to seek additional debt or equity financing if business plans and cost estimates are not achieved; operating activities do not generate sufficient cash flow to service debt, fund capital expenditures and finance business operations, or if disputes with IXCs continue; the expansion of our business and existing networks is accelerated significantly; or acquisitions or joint ventures that require incremental capital are consummated.

The indenture governing the Company’s senior secured notes limits our ability to incur additional debt. If the Company were to seek additional debt financing, the terms offered may place significant limits on our financial and operating flexibility, or may not be acceptable. The failure to raise sufficient funds through debt or equity financing on reasonable terms may require the Company to modify or significantly curtail our business plan. This could have a material adverse impact on the Company’s growth, ability to compete, and ability to service debt.

If the Company makes acquisitions, it will incur additional risks that could be harmful to our business.

US LEC may acquire other businesses as a means to expand into new markets, to capture additional market share, or to provide new services. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of completing an acquisition on favorable terms and conditions. Any acquisition involves certain risks including, but not limited to:

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of the Company’s ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which the Company has little or no experience;

•	risks related to providing new services with which the Company has little experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the acquired business;

•	integration of network equipment and operating support systems;

•	brand awareness issues related to the acquired assets or customers; and

•	prepayment of assumed liabilities from acquired companies.

If the Company decides to make an acquisition, there can be no assurance that the Company would be able to obtain the financing on satisfactory terms or that the acquired business would perform as expected.

An inability to market and develop additional services may adversely affect the Company’s ability to retain existing customers or attract new customers.

The Company currently offers local, long distance, data, Internet and other telecommunications services. In order to address the future needs of our customers, we will be required to market and develop additional services.

We may not be able to continue to provide the range of telecommunication services that our customers need or desire. We may lose some of our customers or be unable to attract new customers if we cannot offer the services our customers need or desire.

The Company faces intense competition that could adversely affect its business.

The market for telecommunications services is highly competitive. The Company is an integrated telecommunications carrier that primarily provides voice, data and Internet services to mid- to large-sized business class customers throughout most of the eastern United States. The Company competes, and will continue to compete, with current and potential market entrants, including:

•	long-distance carriers, or IXCs;

•	incumbent local exchange carriers, or ILECs;

•	other competitive local exchange carriers, or CLECs;

•	competitive access providers, or CAPS;

•	cable television companies;

•	electric utilities;

•	microwave carriers;

•	wireless telephone system operators;

•	private networks built by large end-users; and

•	VoIP providers.

In addition, the possibility of combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. Moreover, some competitors have emerged from the protection of Chapter 11 with dramatically altered financial structures that could give those entities the ability to offer more competitive rates than the Company can.

Increased competition is also expected from wireless service and VoIP providers as those technologies improve, both from new competitors and as those technologies are adopted by existing carriers as well.

The Company believes that its network, service offerings and customer-focused approach is what distinguishes us from competitors. However, many of the Company’s current and potential competitors have substantially greater financial, personnel and other resources, including brand name recognition and long-standing relationships with customers. Many also own their own transport and local loop facilities, and the Company depends on regulations or the willingness of some competitors to lease those facilities to the Company. These resources may place the Company at a competitive disadvantage in existing markets and may impair our ability to expand into new markets, which could adversely affect the Company’s business. There is no assurance that the Company will be able to compete successfully in existing markets or in new markets.

The loss of key personnel could adversely affect the Company’s operations and growth.

The loss of the services of the Company’s chief executive officer, or other senior officers could materially and adversely affect the Company’s business and prospects. None of these officers has an employment agreement, nor does the Company maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. The Company may not be able to hire and retain necessary personnel in the future to replace any of its key executive officers or key employees. The Company’s Chief Financial Officer (“CFO”) has resigned to be effective in early March, 2005. The Company is currently conducting a formal search to find a new CFO. While the Company does not anticipate that it will have difficulty in hiring a qualified candidate, the competition for personnel is intense.

In addition, hiring and retaining additional qualified managerial, sales and technical personnel is critical to the Company’s success. Since inception, the Company has experienced significant competition in hiring and retaining personnel possessing necessary skills and telecommunications experience. There can be no assurance that the Company will be able to continue to hire and retain qualified personnel in the future.

A failure to manage processes and systems for ordering, provisioning and billing effectively, or the failure of third parties to deliver these services on a timely and accurate basis, could have a material adverse effect on the Company’s ability to retain existing customers or to attract and retain new customers.

The Company has processes and procedures and is working with external vendors, including the ILECs, to implement customer orders for services, the provisioning, installation and delivery of services and monthly billing for those services. The failure to effectively manage processes and systems for these service elements or the failure of underlying vendors, including ILECs, to deliver ordering, provisioning, billing or repair services on a timely, cost efficient and accurate basis could have a material adverse effect on the Company’s ability to retain our existing customers or attract and retain new customers, which also would impact adversely the Company’s results of operations and financial condition.

A failure to operate switches and other network equipment successfully could have a material adverse effect on the Company’s operations and the ability to attract and retain customers or to enter additional markets.

The provision of voice, data and internet services is essential to the Company’s current strategy. If the switches and associated equipment necessary to operate our network, or the networks operated by our underlying carriers, experience technological or operational problems, or are affected by natural or man-made disasters, that cannot be resolved in a satisfactory or timely manner, the Company’s ability to retain customers or to attract new ones would be adversely affected which also would impact adversely the Company’s results of operations and financial condition.

An adverse outcome in pending litigation with an IXC involving access charges, while itself not anticipated to be material, could prompt other IXCs to file similar suits which, if ultimately successful, could have a material adverse impact on our financial condition, results of operations and cash flow.

On June 14, 2004, Qwest Communications Corporation (“Qwest”) sued us in Colorado state court alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on our signaling and billing for wireless traffic. Among the theories advanced by Qwest is the argument that US LEC’s tariff did not give the Company the right to bill Qwest access charges for wireless originated calls. The Company removed the case to federal court in Colorado and, subsequently, moved to dismiss the case or transfer it to U.S. District Court in North Carolina where the Company filed suit against Qwest for collection of the unpaid access charges. We intend to defend the case aggressively.

Notwithstanding the prospective nature of the Eighth Report and Order, other IXCs in addition to Qwest are disputing access charges for wireless traffic and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. It is possible that some IXCs may initiate litigation to challenge our prior billing of access charges for traffic from wireless carriers, and it is also possible that the Company may initiate litigation against some IXC’s to recover billed, but unpaid access charges. We believe that such billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order, interstate access service and our tariffs, and we will vigorously defend the Qwest suit and any other such claims. Neither the repayment of access charges already paid by Qwest nor the inability to collect charges from Qwest would have a material adverse impact on our results of operations or financial conditions. However, Qwest’s suit and our disputes with other IXCs, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The inability to negotiate new interconnection agreements, or extensions or replacements of existing interconnection agreements, on acceptable terms and conditions could adversely affect the Company’s results of operations.

The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has a switching platform. These agreements also provide the framework for service to our customers when other local carriers are involved. The Company may be required to negotiate new interconnection agreements to enter new markets in the future. In addition, the Company will be required to negotiate amendments to, extensions of, or replacements for existing interconnection agreements as they expire. The Company may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, adopt new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to the Company. An inability to do so would adversely affect the Company’s existing operations and opportunities to grow the business in existing and new markets.

System disruptions could cause delays or interruptions of service, which could cause the Company to lose customers.

The Company’s success ultimately depends on providing reliable service. Although the Company’s network has been designed to minimize the possibility of service disruptions or other outages, it may be disrupted by problems in the network, such as equipment failures and problems with a competitor’s or vendor’s system, such as physical damage to telephone lines or power surges and outages. Any disruption in the Company’s network could cause the loss of customers and result in additional expenses.

The interest expense associated with the Company’s Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) will reduce the cash available to fund our operations, execute our growth strategy and repay the principal amount of the Notes.

We had approximately $48.2 million of cash on hand at December 31, 2004 which, together with cash we expect to generate from operations in future periods, will be available to fund our capital expenditures, working capital requirements and growth plans. We will be required to dedicate a substantial portion of our cash flow to pay interest semi-annually on the Notes. This will reduce the cash flow available to fund future capital expenditures, working capital requirements and our growth strategy. The use of cash to pay interest on the Notes could also:

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility to plan for, and react to, changes in our business;

•	limit our ability to borrow additional funds; and

•	limit our ability to accumulate cash to satisfy our obligations to repay the outstanding principal amount of the Notes in 2009.

These risks may be accentuated by increases in interest rates that affect the variable interest rate on the Notes.

The indenture relating to the Notes contains restrictive covenants that may limit the Company’s flexibility, and a breach of any of the covenants may cause the Company to be in default under the indenture.

The indenture relating to the notes limits, and in some circumstances prohibits, the Company from, among other things:

•	incurring additional debt;

•	paying dividends;

•	making investments or other restricted payments;

•	engaging in sale-leaseback transactions;

•	engaging in transactions with stockholders and affiliates;

•	guaranteeing debts;

•	creating liens;

•	selling assets;

•	issuing or selling capital stock of subsidiaries; and

•	engaging in mergers and acquisitions.

These restrictions could limit the Company’s ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if the Company does not comply with these covenants, the Notes could become immediately due and payable. If this should occur, the Company might not have sufficient assets to repay the Notes.

We may not have the cash or access to alternative sources of financing to redeem our Series A Convertible Preferred Stock ( the “Preferred Stock”) in April of 2010.

We are obligated to repay $150 million to the holders of the Notes in October 2009. In addition, we are obligated to pay the holders of the Preferred Stock a redemption price of $364 million in April 2010. If we are unable to redeem all of the Preferred Stock, the holders will be entitled to appoint a majority of the members of our Board of Directors and effectively take control of the Company. Currently, the holders of the Preferred Stock are affiliates of Thomas H. Lee Partners, L.P. and Bain Capital, LLC. We may not have the cash or access to the cash, through borrowing or the issuance of equity or debt securities, to redeem all the Preferred Stock in 2010.

The interests of the holders of the Preferred Stock may not be aligned with the interests of the Company’s common stockholders.

As of December 31, 2004, affiliates of Thomas H. Lee Partners, L.P. (the “THL Investors”) and Bain Capital, LLC (the “Bain Investors”) held 257,604 shares of the Preferred Stock and controlled in the aggregate, on an as-if-converted basis, approximately 23% of the voting power of the Company’s common stock. Consequently, these equity holders can exert significant influence over the Company’s affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the Company’s common stockholders. In addition, under the terms of the preferred stock and a corporate governance agreement we have with the THL Investors and the Bain Investors, they or their representatives have the right to approve a number of actions we may propose to take, including the issuance of another series of Preferred Stock, the issuance of convertible debt securities, the incurrence of more than $200 million of indebtedness or a business combination between us and another company. These approval rights may limit our ability to take actions that may be in the best interests of our common stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of US LEC Corp:

Name	Age	Position
Richard T. Aab	55	Chairman of the Board

Aaron D. Cowell, Jr.	42	President, Chief Executive Officer and Director

Michael K. Robinson	47	Chief Financial Officer and Executive Vice President

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

Aaron D. Cowell, Jr., President, Chief Executive Officer and Director, joined US LEC in June 1998 as executive vice president and general counsel. Later that year, he assumed responsibility for US LEC’s sales and field sales support functions. In 1999, his executive management duties were expanded to include US LEC’s engineering, operations, regulatory, customer care services and marketing departments. He was appointed president and chief operating officer of US LEC in 2000. In October 2002, Mr. Cowell was named chief executive officer and elected to the board of directors. He also holds a position on the Board of Directors of CompTel/Ascent, a competitive telecom providers’ trade association, through which he helps promote regulations and decisions that will facilitate fair competition in the telecommunications industry. Before joining US LEC in 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large Southeastern law firm, where he represented, among others, US LEC and Alcatel, primarily in corporate finance and merger and acquisition matters. Mr. Cowell is a graduate of Harvard Law School and Duke University.

Michael K. Robinson, Executive Vice President and CFO, joined US LEC in July 1998 as Chief Financial Officer, responsible for finance and investor relations. Mr. Robinson recently announced his resignation from the Company. His resignation will be effective shortly after the filing of this report.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The leases expire during various years through 2011 with one lease expiring in 2015. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company’s operations and networks expand and as new networks are constructed.

ITEM 3.    LEGAL PROCEEDINGS

US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, inter-carrier access, wireless traffic and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the year ended December 31, 2004, see Note 7 to the consolidated financial statements appearing elsewhere in this report and “Business—Risk Factors” and “Business—Regulation” in Part I above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock trades on The Nasdaq National Market under the symbol CLEC. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain any earnings that the Company might generate to support operations, service debt and finance expansion and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company’s Notes and the Preferred Stock agreements contain certain limitations on the payment of dividends. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—“Liquidity and Capital Resources” and Note 5 to the consolidated financial statements included elsewhere in this report.

As of March 4, 2005, there were 251 holders of record of our Class A common stock. The following table sets forth the high and low closing price information for the Class A common stock as reported by Nasdaq during the periods indicated.

	Stock Price
2003	High	Low
First Quarter	$3.85	$1.93
Second Quarter	$5.25	$3.37
Third Quarter	$5.65	$3.47
Fourth Quarter	$8.28	$4.99

2004	High	Low
First Quarter	$8.09	$5.75
Second Quarter	$6.05	$3.69
Third Quarter	$4.79	$3.01
Fourth Quarter	$3.83	$3.00

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and certain operating data.

	2000	2001	2002	2003	2004
Statement of Operations:
Revenue	$114,964	$178,602	$250,363	$310,825	$356,181
Network Expenses	52,684	90,298	121,127	148,699	171,292
Depreciation and Amortization	24,365	35,103	45,062	48,374	49,851
Selling, General and Administrative (1)	80,684	114,898	112,878	126,267	139,231
Provision (Recovery) for Doubtful Accounts related to WorldCom (1)	—	—	9,500	(5,867)	—
Loss on Resolution of Disputed Revenue (2)	55,345	—	—	—	—
Provision (Recovery) for Disputed Receivables (3)	40,000	(7,042)	—	—	—

Loss from Operations	(138,114)	(54,655)	(38,204)	(6,648)	(4,193)
Charges Related to Early Extinguishment of Debt (4)	—	—	—	—	(4,416)
Other Income	—	—	—	267	—
Net Interest Expense	(3,005)	(8,699)	(7,688)	(8,159)	(11,153)

Loss before Income Taxes	(141,119)	(63,354)	(45,892)	(14,540)	(19,762)
Income Taxes Benefit	(23,727)	—	—	—	—

Net Loss	(117,392)	(63,354)	(45,892)	(14,540)	(19,762)
Less: Dividends on Preferred Stock	8,758	12,810	13,596	14,431	15,316
Accretion of Preferred Stock Issuance Cost	336	491	521	553	587

Net Loss Attributable to Common Stockholders	$(126,486)	$(76,655)	$(60,009)	$(29,524)	$(35,665)

Net Loss Attributable to Common Shareholders Per Share—Basic	$(4.58)	$(2.83)	$(2.26)	$(1.08)	$(1.19)
Net Loss Attributable to Common Shareholders Per Share—Diluted	$(4.58)	$(2.83)	$(2.26)	$(1.08)	$(1.19)
Weighted Average Number of Shares Outstanding—Basic	27,618	27,108	26,546	27,392	29,927
Weighted Average Number of Shares Outstanding—Diluted	27,618	27,108	26,546	27,392	29,927
Other Financial Data:
Cash Capital Expenditures	$111,616	$40,425	$32,029	$35,767	$33,395
Net Cash Flow Provided by (Used in) Operating Activities	(49,319)	(5,971)	(5,645)	55,333	25,219
Net Cash Flow Used in Investing Activities	(111,743)	(40,425)	(31,809)	(42,202)	(35,724)
Net Cash Flow Provided by (Used in) Financing Activities	251,709	21,077	(17,333)	4,280	15,611
Operating Data (5):
Number of States Served with All Products (including Washington, DC)	12	13	14	16	16
Number of Local Switches	23	26	26	27	27
Number of Business Class Customers	3,929	6,823	10,290	16,814	22,324
Number of Employees	816	892	911	1,016	1,065
Number of Sales and Sales Support Employees	330	365	367	412	460
Balance Sheet Data:
Cash and Cash Equivalents	$105,821	$80,502	$25,715	$43,126	$48,232
Working Capital	112,402	59,972	26,620	12,574	32,605
Accounts Receivable, Net	61,165	42,972	57,989	48,294	60,745
Current Assets	160,782	135,644	96,030	101,622	119,721
Property and Equipment, Net	188,052	188,436	178,810	165,793	158,617
Total Assets	373,159	333,313	285,314	285,299	298,311
Long-Term Debt (including current portion)	130,000	150,000	130,617	125,818	149,288
Series A Redeemable Convertible Preferred Stock	202,854	216,155	230,272	245,255	261,158
Total Stockholders’ Deficiency	(22,250)	(97,325)	(153,991)	(171,161)	(205,304)
(1)	See Note 7 of the Company’s consolidated financial statements for the year ended December 31, 2002 and 2003. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented.
(2)	The Company recorded a loss on the resolution of disputed revenue of $55,345 in 2000 as a result of an order issued by the North Carolina Utilities Commission related to the ability to bill for reciprocal compensation.
(3)	Included in the 2001 statement of operations is an amount approximating $7,042, representing a net recovery of a portion of the $40,000 provision recorded in 2000 for disputed receivables and certain other related accruals related to BellSouth and Sprint.
(4)	See Note 5 of the Company’s consolidated financial statements for the year ended December 31, 2004.
(5)	Amounts presented are as of the end of the period.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under the headings “Business—Regulation” and “Business—Risk Factors” in Part I and elsewhere in this Annual Report on Form 10-K and in other reports, which are on file with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

Overview

General.    US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 22,000 mid-to-large-sized business customers throughout the eastern United States. We primarily serve telecommunications-intensive business customers in a wide variety of industries. In November 2004, we acquired substantially all of the assets of StarNet increasing our business class customer base by over 400 Internet Service Providers (“ISPs”) and adding over 1,000 residential and small business dial-up and shared hosting customers. In December 2003, we acquired substantially all of the assets of Fastnet Corporation, increasing our end customer base by over 1,500 mid-to-large-sized business customers and adding over 15,000 residential and small business dial-up and shared hosting customers.

In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the year ended December 31, 2004, US LEC achieved positive results in each of these measures. We believe this demonstrates the validity of our business plan and our ability to execute it.

Total and End Customer Revenue.    We derive revenue from two sources: end customers and other telecommunications carriers. End customer revenue is comprised of recurring, usage-sensitive charges (primarily long distance services) and installation paid by businesses and other end customers for voice, data and Internet services. Revenue from other carriers is comprised of access charges and reciprocal compensation paid by IXCs and ILECs for the origination and termination of inter-exchange and local calls. Because end customer revenue represents a stable and recurring revenue stream, our focus has been, and will continue to be, on the growth and retention of end customers and product penetration to these customers. The following table provides a breakdown of the components of our revenue over the past three years:

	2004	2003	2002
End Customer Revenue
Voice Monthly Recurring Charges	$143.4	$121.3	$94.4
Data Monthly Recurring Charges	92.2	46.9	23.9
Long Distance	48.4	43.1	30.6

	$284.0	$211.3	$148.9
Percent of Total Revenue	80%	68%	59%

Inter-Carrier Compensation
Carrier Access	$50.3	$78.9	$80.4
Reciprocal Compensation	10.6	10.4	11.5

	$60.9	$89.3	$91.9
Percent of Total Revenue	17%	29%	37%
Other Revenue	$11.3	$10.3	$9.5
Percent of Total Revenue	3%	3%	4%

Total Revenue	$356.2	$310.8	$250.4

As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue is primarily attributed to an increase in the number of customers, achieved through a combination of geographic expansion, increased penetration of established markets, continued development and acceptance of new services and acquisitions. Our operating results for 2004 include one full year of revenue resulting from the Fastnet acquisition and two months of revenue resulting from the StarNet acquisition. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunity for additional services. During 2004, our base of business class customers increased from 16,814 to 22,324, and our average monthly business class customer turnover remained constant at approximately 0.73%.

A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth to continue in future periods. During 2004, we added approximately 3,600 customers that purchased data products and increased end customer revenue from data services from approximately 15% of total revenue in 2003 to 26% of total revenue in 2004. The StarNet acquisition in November 2004 and the Fastnet acquisition in December 2003 were strategic steps in our effort to accelerate the growth of our data business. Through the StarNet acquisition, we added approximately 400 ISPs customers and over 1,000 residential and small business shared web hosting and dial-up Internet data customers. Through the Fastnet acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we plan to aggressively market to our existing customers. Fastnet also added approximately 1,500 mid-to-large-sized business customers with dedicated Internet or data center services and over 18,000 residential and small business shared web hosting and dial-up Internet data customers.

Uncertainties That Could Adversely Affect Revenue.    We expect end customer revenue to continue to increase and carrier revenue to continue to decrease as percentages of total revenue in future periods. We expect this continuing change in revenue mix to occur due to our emphasis on expanding our end customer base and to rate reductions in new interconnection agreements with ILECs and IXCs, as well as legislative and regulatory actions that have had a negative impact on carrier charges.

The deregulation of the telecommunications industry, the implementation of the Telecom Act, and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American

Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, the applicability of access rates to wireless traffic, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes.

The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations, and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new services. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow.

For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 7 to the consolidated financial statements appearing elsewhere in this report and related discussion in “Business—Regulation.”

Customer Retention.    One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is customer retention. As we add more customers to our base, it is important that we keep as many of our current customers as possible as the cost of attaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. In 2004, we retained 91.2% of our customer base compared to 92.6% in 2003. In addition, as our customer base has grown, we have had a larger percentage of customers’ contracts come up for renewal. US LEC retained approximately 90% of the customers whose contracts came up for renewal during 2004. Most of our customers are on three-year contracts.

Network Expense.    During 2004, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased greater than 12% from the fourth quarter of 2003 to the fourth quarter of 2004. Overall, network expense as a percentage of total revenue remained stable at approximately 48% for 2003 and 2004 despite the change in revenue mix from carrier charges toward end customer revenue, which carries higher network costs.

Working Capital Management.    During 2004, we continued to focus on working capital management that included management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of SG&A expenses. As a result of increased revenue and management of our working capital offset by increased accounts receivable and DSOs related to carrier disputes, we continued to generate positive cash flow from operations. The fourth quarter of 2004 was the ninth consecutive quarter that resulted in positive cash flow from operations. Cash flow from operations for the year ended December 31, 2004 was $25.2 million. Cash flow was positively impacted by the net cash proceeds of approximately $15.0 million related to the issuance of $150.0 million of senior secured notes after repaying in full the Company’s senior credit facility and senior subordinated notes, as well as the decrease in the current portion of long-term debt associated with this repayment of the Company’s existing debt in the amount of $10.8 million.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue.    Approximately 97% of the Company’s revenue is currently derived from two sources—end users and carrier charges. Less than 3% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue is comprised of recurring, usage-sensitive charges (primarily long distance services) and installation charges paid by businesses and other end customers for voice, data and Internet services. The components of end customer revenue include monthly recurring charges, usage charges and initial non-recurring charges. Monthly recurring charges are fees paid by customers for facilities in service and additional features on those facilities. Usage charges are usage-sensitive fees paid for calls made, primarily long distance, by the customer. Initial non-recurring charges consist primarily of the amortization of deferred installation charges billed to customers. Carrier charges are derived from billings to other carriers, primarily for network access charges and reciprocal compensation. Access charges are comprised of fees paid primarily by IXCs for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers or mandated by the FCC.

Revenue increased to $356.2 million for the year ended December 31, 2004, from $310.8 million in 2003. The increase in total revenue in 2004 was due entirely to an increase in end customer revenue, as carrier charges decreased significantly in 2004 from 2003. In 2004, the Company’s business class customer revenue increased to $284.0 million, or 80% of total revenue from $211.3 million, or 68% of total revenue in 2003. The growth in business class customer revenue is due to an increase in the number of business class customers and in the services utilized by each customer. During 2004, our business class customer base increased 33%, from 16,814 to 22,324. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion, one full year of revenue resulting from the Fastnet acquisition and the impact of the 2004 acquisition of StarNet. Of particular note is that the majority of the increase in end customers was due to an increase of approximately 4,000 customers that took at least one data product, resulting in a $45.3 million increase in data revenue from 2003 to 2004. Our product take rate—the number of services utilized by each customer—increased from 4.4 in 2003 to 4.7 in 2004.

Revenue from carrier charges decreased to $60.9 million in 2004 from $89.3 million in 2003. These results include the revenue impact of rate decreases in 2004, the resolution of intercarrier compensation issues with BellSouth which resulted in the recognition of $1.7 million in additional revenue, reductions in the number of carrier access revenue sharing arrangements, as well as the impact of various settlements and adjustments to amounts owed to customers that share access revenue. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due to additional minutes on our network offset by anticipated lower rates.

We expect total revenue to increase in future periods as a result of end customer growth offset in part by a decrease in carrier revenue. Reciprocal compensation and wholesale revenue continue to represent a very minor portion of our total revenue. Other revenue including wholesale revenue accounted for only 3% of total revenue in 2004.

Network Expenses.    Network expenses are comprised primarily of leased transport, facility installation and usage charges. Network expenses increased to $171.3 million for 2004 from $148.7 million for 2003, but remained constant as a percentage of revenue at 48% despite the shift in revenue mix toward end customer revenue. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.

Depreciation and Amortization.    Depreciation and amortization for 2004 increased to $49.9 million from $48.4 million in 2003 primarily due to the increase in depreciable assets in service related to US LEC’s network.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2004 increased to $139.2 million, or 39% of revenue, compared to $126.3 million, or 41% of revenue, for the year ended December 31, 2003, exclusive of the $5.8 million recovery for doubtful accounts related to WorldCom in 2003. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount increased 5% to 1,065 as of December 31, 2004 from 1,016 as of December 31, 2003, partially due to the addition of StarNet personnel, while the Company was able to increase its customer base by 33%.

Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue in 2004 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our customer-to-employee ratio. In 1999, this ratio was 4:1. At the end of 2004, this ratio had improved to 20:1. Another illustration of our productivity improvement is the amount of quarterly end customer revenue per employee, which increased from $31,300 in the fourth quarter of 2001 to $57,200 in the fourth quarter of 2003, to $70,200 in the fourth quarter of 2004.

Charges Related to the Early Extinguishment of Debt.    Charges related to the early extinguishment of debt totaled $4.4 million in 2004 and were related to the early retirement of the Company’s subordinated debt and the related acceleration of the $2.0 million discount associated with this subordinated debt and $2.4 million of unamortized debt issuance fees related to the senior credit facility and the subordinated notes.

Interest Income and Expense.    Interest income for 2004 increased to $0.6 million from $0.4 million in 2003. Interest expense for 2004 increased to $11.7 million from $8.6 million in 2003 primarily resulting from refinancing our senior credit facility at higher effective interest rates, an increase in interest expense related to the deferred principal payments on our bank debt term loan and higher overall market interest rates.

Income Taxes.    For the years ended December 31, 2004 and 2003 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

Net Loss.    Net loss for 2004 amounted to $19.8 million, compared to a net loss of $14.5 million for 2003. The increase in net loss is primarily due to the increase in interest expense and charges related to the extinguishment of debt as noted above. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2004 and 2003 amounted to $15.3 million and $14.4 million, respectively. The accretion of preferred stock issuance cost was $0.6 million for each of the years ended December 31, 2004 and 2003, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2004 amounted to $35.7 million, or $1.19 per diluted share, as compared to $29.5 million, or $1.08 per diluted share for 2003. The increase in net loss and net loss per share is attributed to the factors discussed above.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue.    Revenue increased to $310.8 million for the year ended December 31, 2003, from $250.4 million in 2002. The increase in total revenue in 2003 was due entirely to an increase in end customer revenue, as carrier charges actually decreased slightly in 2003 from 2002. In 2003, the Company’s end customer revenue increased to $211.3 million, or 68% of total revenue, from $148.9 million, or 59% of total revenue in 2002.

Revenue from carrier charges decreased to $89.3 million in 2003 from $91.9 million in 2002. Revenue from inter-carrier access declined from $80.4 million during 2002 to $78.9 million in 2003 primarily due to the reduction of rates as mandated by the FCC. Other revenue including wholesale revenue accounted for only 4% of total revenue in 2003.

Network Expenses.    Network expenses increased to $148.7 million for 2003 from $121.1 million for 2002, but remained constant as a percentage of revenue at 48% despite the shift in revenue mix toward end customer revenue.

Depreciation and Amortization.    Depreciation and amortization for 2003 increased to $48.4 million from $45.1 million in 2002 primarily due to the increase in depreciable assets in service related to US LEC’s network expansion.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2003 increased to $126.3 million, or 41% of revenue, compared to $112.9 million, or 45% of revenue, for the year ended December 31, 2002, exclusive of the $9.5 million provision for doubtful accounts related to WorldCom in 2002 and the $5.8 million recovery for doubtful accounts also related to WorldCom in 2003. Salary and related costs continued to account for approximately two-thirds of the Company’s total SG&A.

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

Net Loss.    Net loss for 2003 amounted to $14.5 million, compared to a net loss of $45.9 million for 2002. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2003 and 2002 amounted to $14.4 million and $13.6 million, respectively. The accretion of preferred stock issuance cost was $0.6 million and $0.5 million for each of the years ended December 31, 2003 and 2002, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2003 amounted to $29.5 million, or $1.08 per diluted share, as compared to $60.0 million, or $2.26 per diluted share for 2002. The decrease in net loss and net loss per share was attributed to the factors discussed above.

Liquidity and Capital Resources

Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including the private placement of $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, the private sale of $5.0 million of 11% senior subordinated notes in December 2002, the private placement of $10.0 million of Class A common stock in November 2003 and the private placement of $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in September of 2004. In addition, the Company has raised over $6.6 million between 1998 and 2004 through the purchase of Class A common stock by employees under the Company’s stock plans. The fourth quarter of 2004 marked the ninth consecutive quarter that the Company generated cash flow from operations with net cash provided by operating activities of $25.2 million and a net increase in cash and cash equivalents of $5.1 million during 2004.

On September 30, 2004 the Company issued $150.0 million in aggregate principal amount of the Notes. The Notes were issued at a price of 99.5% and bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The interest rate for the six-month period ending April 1, 2005 is approximately 10.7%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries.

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

The Company registered notes under the Securities Act of 1933 having terms substantially identical terms to the privately placed Notes and completed an exchange of the privately placed Notes for publicly registered notes in December 2004. The Company and its subsidiaries pledged and granted to the trustee under the indenture, for the trustee’s benefit and for the benefit of the noteholders, a security interest in substantially all their assets, including the capital stock of the Company’s subsidiaries.

The Company used a majority of the net proceeds from the sale of the Notes to repay in full $120.3 million under its senior credit facility and $6.8 million on its senior subordinated notes. The Company also paid $2.0 million in additional interest due on the deferred portion of the senior credit facility term loan. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2.4 million related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2.0 million were expensed in 2004. Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $5.3 million as of December 31, 2004.

The following table provides a summary of the Company’s contractual obligations and commercial commitments.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations
Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	42.8	7.9	21.6	9.6	3.7

Total contractual cash obligations	$192.8	$7.9	$21.6	$159.6	$3.7

(1)	Interest is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50%. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009.

Cash provided by operating activities was approximately $25.2 million in 2004, compared to $55.3 million in 2003. The decrease in cash provided by operating activities of $30.1 million was primarily due to a $23.2 million decrease in cash provided by accounts receivable, an $18.3 million decrease in cash provided from changes in amounts accrued to customers in connection with certain revenue sharing arrangements and a $9.7 million increase in accrued network costs and accounts payable. The increase in accounts receivable of $12.5 million since December 31, 2003 included an increase in end-customer receivables of $4.8 million and carrier receivables of $7.3 million. The increase in end-customer receivables was primarily due to an increase in our end-customer billings over the period and the addition of receivables related to StarNet. The increase in carrier receivables is primarily a result of unresolved disputes with inter-exchange carriers primarily related to continued disputes regarding amounts we have billed for wireless access charges. The decrease in amounts accrued to customers in connection with certain revenue sharing arrangements has resulted primarily from a reduction in the number of those arrangements with customers. The increase in accounts payable was impacted by an increase in accounts payable for property and equipment additions at year-end from $1.8 million to $7.7 million.

Cash used in investing activities decreased to $35.7 million in 2004 from $42.2 million in 2003. Cash purchases of property and equipment of $33.4 million in 2004 and $35.8 million in 2003 consist of purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be similar to those in 2004 unless the Company’s deployment of future service offerings results in somewhat higher spending levels. Use of cash for assets acquired decreased from $8.7 million to $2.3 million over the prior year and results from the acquisitions of StarNet in 2004, Fastnet in 2003, and the acquisition of certain assets of Eagle in 2003. The uses of cash in 2003 were partially offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities.

Cash provided by financing activities was $15.6 million in 2004 compared to $4.3 million for 2003. This change was primarily due to the receipt of $149.3 million related to the placement of the Notes offset by the $120.3 million repayment of the Company’s senior credit facility, the $6.8 million repayment of the Company’s senior subordinated notes, deferred loan fees paid and payments on notes payable.

The restricted cash balance of $0.2 million and $0.1 million as of December 31, 2004 and 2003, respectively, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.6 million and $0.9 million is included in other assets in the consolidated balance sheet as of December 31, 2004 and 2003, respectively. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

Cash capital expenditures were approximately $33.4 million in 2004, most of which were incurred to support new customer growth. We expect to spend similar amounts for capital in 2005 unless the Company’s deployment of future service offerings results in somewhat higher spending levels. We expect to spend approximately $17.5 million for interest payments on the Notes. We believe our existing cash on hand of approximately $48.3 million and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements in 2005.

Critical Accounting Policies and Estimates

Revenue Recognition—The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists, (2) services have been rendered, (3) seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for voice, data and Internet services, and (2) carrier charges including access and reciprocal compensation. End customer revenue includes voice, data and Internet services and is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by IXCs to the Company for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on our network that originates on another carrier’s network. Amounts billed to ILECs, IXCs and other carriers are recorded based on the Company’s determination of usage, category of traffic and the associated rate. These items are subject to some degree of estimation and subsequent adjustments may occur. However, management does not believe such adjustments will be material to the consolidated financial statements.

The Company defers non-recurring installation revenue from contracts with end customers and other carriers. This deferred revenue is being amortized over the average initial term of the related contract.

Carrier revenues are recorded net of amounts due to other parties, primarily customers pursuant to customers under each respective telecommunications service arrangement with whom the Company is required to share related access revenue.

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

Network Expenses—Network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 78% of the Company’s network expenses and usage sensitive charges which comprise approximately 22% of the Company’s network expenses. The Company’s leased transport charges are the lease payments incurred by the Company for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. The Company, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Network expenses include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider as well as estimated amounts accrued for pending disputes with other carriers. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance and access charges and reciprocal compensation owed to other carriers.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2004, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for 2005 will be approximately $17.5 million based on the six-month interest rate set on September 30, 2004, and a 1% increase on each of the April 1, 2005 and October 1, 2005 interest rate reset dates. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of December 31, 2004. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

US LEC Corp.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 10, 2005

US LEC Corp. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$48,232	$43,126
Restricted cash	169	61
Accounts receivable (net of allowance of $10,137 and $10,998 at December 31, 2004 and December 31, 2003, respectively)	60,745	48,294
Deferred income taxes	—	346
Prepaid expenses and other assets	10,575	9,795

Total current assets	119,721	101,622
Property and Equipment, Net	158,617	165,793
Other Assets	19,973	17,884

Total Assets	$298,311	$285,299

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$13,593	$4,884
Notes payable	980	1,300
Accrued network costs	28,730	25,088
Commissions payable	7,873	15,459
Accrued expenses—other	20,860	17,495
Deferred revenue	13,573	14,046
Deferred income taxes	1,507	—
Long-term debt—current portion	—	10,776

Total current liabilities	87,116	89,048

Long-Term Debt	149,288	115,042
Deferred Income Taxes	—	346
Other Liabilities	6,053	6,769
Commitments and Contingencies (Note 7)
Series A Mandatorily Redeemable Convertible Preferred Stock (10,000 authorized shares, 265 and 250 shares issued with redemption values of $265,000 and $250,000 at December 31, 2004 and 2003, respectively) (Note 6)	261,158	245,255
Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 30,283 and 29,677 shares outstanding at December 31, 2004 and December 31, 2003)	303	297
Additional paid-in capital (Note 10)	92,368	90,852
Retained deficit	(297,975)	(262,310)

Total stockholders’ deficiency	(205,304)	(171,161)

Total Liabilities and Stockholders’ Deficiency	$298,311	$285,299

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003, and 2002

(In Thousands, Except Per Share Data)

	2004	2003	2002
Revenue	$356,181	$310,825	$250,363
Network Expenses	171,292	148,699	121,127
Depreciation and Amortization	49,851	48,374	45,062
Selling, General and Administrative Expenses	139,231	126,267	112,878
Provision for (Recovery of) Doubtful Accounts related to WorldCom (Note 8)	—	(5,867)	9,500

Loss from Operations	(4,193)	(6,648)	(38,204)
Other (Income) Expense
Other Income	—	(267)	—
Charges Related to Early Extinguishment of Debt (Note 3)	4,416	—	—
Interest Income	(581)	(418)	(865)
Interest Expense (Note 6)	11,734	8,577	8,553

Net Loss	(19,762)	(14,540)	(45,892)
Less: Preferred Stock Dividends	15,316	14,431	13,596
Less: Accretion of Preferred Stock Issuance Cost	587	553	521

Net Loss Attributable to Common Stockholders	$(35,665)	$(29,524)	$(60,009)

Net Loss Attributable to Common Stockholders Per Common Share (Note 12):
Basic and Diluted	$(1.19)	$(1.08)	$(2.26)

Weighted Average Number of Shares Outstanding (Note 12):
Basic and Diluted	29,927	27,392	26,546

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	2004	2003	2002
Operating Activities
Net loss	$(19,762)	$(14,540)	$(45,892)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,851	48,374	45,062
Charges related to early extinguishment of debt	4,416	—	—
Accretion of debt	509	628	—
Accretion of lease exit costs	73	—	—
Other Income	118	255	—
Deferred compensation	—	—	21
Provision (recovery) for significant receivables, net	—	(5,867)	9,500
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(12,451)	4,853	(24,517)
Prepaid expenses and other assets	202	(1,677)	821
Other assets	1,522	384	(992)
Accounts payable	2,712	(1,442)	(841)
Deferred revenue	(473)	1,165	1,356
Accrued network costs	3,642	(1,864)	9,075
Customer commissions payable	(7,586)	10,695	1,207
Other liabilities—noncurrent	(881)	(352)	788
Accrued expenses—other	3,327	2,987	(1,233)

Total adjustments	44,981	69,873	40,247

Net cash provided by (used in) operating activities	25,219	55,333	(5,645)

Investing Activities
Purchase of property and equipment	(33,395)	(35,767)	(32,029)
Businesses and assets acquired	(2,321)	(8,686)	—
Proceeds from insurance claim	—	2,256	—
Increase (decrease) in restricted cash	(8)	(5)	220

Net cash used in investing activities	(35,724)	(42,202)	(31,809)

Financing Activities
Issuance of common shares	—	9,200	—
Proceeds from exercise of stock options, warrants, and ESPP	1,458	1,312	1,003
Proceeds from issuance of subordinated notes and related warrants	—	350	4,650
Proceeds from long-term debt	149,250	—	—
Payments on long-term debt	(128,330)	(6,358)	(22,062)
Payments on notes payable	(1,300)	—	—
Payment for deferred loan fees	(5,467)	(224)	(924)

Net cash provided by (used in) financing activities	15,611	4,280	(17,333)

Net (Decrease) Increase in Cash and Cash Equivalents	5,106	17,411	(54,787)
Cash and Cash Equivalents, Beginning of Period	43,126	25,715	80,502

Cash and Cash Equivalents, End of Period	$48,232	$43,126	$25,715

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$7,565	$8,976	$8,957

Cash Paid for Taxes	$—	$—	$—

Supplemental Noncash Investing and Financing Activities:
At December 31, 2004, 2003, and 2002, $7,677, $1,767, and $5,749, respectively, of property and equipment additions are included in outstanding accounts payable.
At December 31, 2002, $350 was receivable from certain investors relating to the $5,000 subordinated notes with warrants.
During fiscal year 2003 the Company issued approximately 2,153 shares of common stock in connection with a private placement offering and the acquisition of Fastnet.

See notes to consolidated financials statements.

US LEC Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the years ended December 31, 2004, 2003 and 2002

(In Thousands)

	Common Stock Class A		Additional Paid-In Capital	Retained Deficit	Unearned Compensation Stock Options	Total
	Shares	Amount
Balance, December 31, 2001	26,388	264	76,421	(172,777)	(1,233)	(97,325)
Exercise of Stock Options and Warrants			2			2
Issuance of ESPP Stock	507	5	996			1,001
Unearned Compensation—Stock Options (Note 11)			(1,213)		1,233	20
Preferred Stock Dividends				(13,596)		(13,596)
Accretion of Preferred Stock Issuance Fees				(521)		(521)
Issuance of Warrants (Note 6)			2,320			2,320
Net Loss				(45,892)		(45,892)

Balance, December 31, 2002	26,895	269	78,526	(232,786)	—	(153,991)
Exercise of stock options and warrants	253	2	379			381
Issuance of ESPP Stock	376	4	949			953
Private Placement of Class A Common Stock	2,000	20	9,180			9,200
Shares Issued Related to Fastnet Acquisition	153	2	998			1,000
Preferred Stock Dividends				(14,431)		(14,431)
Accretion of Preferred Stock Issuance Fees				(553)		(553)
Issuance of Warrants (Note 3)			820			820
Net Loss				(14,540)		(14,540)

Balance, December 31, 2003	29,677	297	90,852	(262,310)	—	(171,161)
Exercise of stock options and warrants	227	2	295			297
Issuance of ESPP Stock	379	4	1,157			1,161
Private Placement of Class A Common Stock			64			64
Preferred Stock Dividends				(15,316)		(15,316)
Accretion of Preferred Stock Issuance Fees				(586)		(586)
Net Loss				(19,763)		(19,763)

Balance, December 31, 2004	30,283	$303	$92,368	$(297,975)	$—	$(205,304)

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004, 2003 and 2002

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

The Company, through its subsidiaries, provides integrated voice, data and Internet services to approximately 22,000 mid-to-large-sized business customers throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to approximately 16,000 additional residential and small business customers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists (2) services have been rendered (3) seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for voice, data and Internet services, and (2) carrier charges primarily including access and reciprocal compensation. End customer revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers (‘IXCs”), competitive local exchange carriers (“CLECs”) and incumbent local exchange carriers (“ILECs”) for the origination and termination of inter-exchange toll and toll-free calls and reciprocal compensation. The Company does not resell any incumbent local exchange carrier (“ILEC”) dial tone. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on the Company’s network that originates on another carrier’s network.

Certain revenues are recorded net of amounts that are due to other parties, primarily customers pursuant to each respective telecommunications service arrangement with whom the Company is required to share related access revenue. For the years ended December 31, 2004, 2003 and 2002, revenue amounts allocated under these arrangements of $6,466, $29,051 and $26,208, respectively, are netted with gross carrier revenues in the accompanying consolidated financial statements. The Company records these arrangements on a net basis primarily because of the passage of credit risk to their participating customers. In 2004, the amounts payable to participating customers in connection with these arrangements, and the associated contra revenue, was reduced by $7,500 primarily as a result of reductions in amounts collected from carriers for access revenue and related settlement costs.

When an end customer terminates its contract with the Company prior to its contractual term, the Company is entitled to collect an early termination fee from the customer. Revenues associated with early termination fees are recognized when payment is received. Revenue related to billings in advance of providing services is deferred and recognized when the services are provided.

The Company defers amounts billed for non-recurring installation costs for new contracts with end customers and with other carriers. The Company is amortizing this revenue over the average initial term of the

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related contracts. As of December 31, 2004 and 2003, the Company had $1,595 and $1,685, respectively, of such installation costs recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $1,465 and $2,498 as of December 31, 2004 and 2003, respectively, recorded in Other Liabilities for the non-current portion of the deferred intallation revenue.

Network Expenses—The Company’s network expenses are comprised primarily of two types of charges: leased transport charges which comprised approximately 78%, 75%, and 80% of the Company’s network expenses and usage sensitive charges which comprised approximately 22%, 25% and 20% of the Company’s network expenses for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company-owned switch that services that customer, to connect the Company’s network and to connect to the ILEC and other carrier networks. The Company does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.

The Company accrues network costs based upon management’s estimate of network expenses for periods for which bills have not yet been received or paid by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider. Subsequent adjustments to this estimate result when actual costs are billed by the service provider to the Company.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The restricted cash balance as of December 31, 2004 and 2003 serves to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts. These letters of credit renew annually.

Accounts Receivable—The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) amounts disputed and the nature of the dispute, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

Deferred Customer and Network Installation Costs—The Company incurs and capitalizes certain costs in connection with the required expansion of its telecommunications network infrastructure to provide service to new customers. These costs are comprised of payments for equipment and services provided by external parties in connecting the telecommunication systems of new customers to the Company’s telecommunication platform as well as expenditures for expanding the network when customer growth requires capacity enhancements. These two types of costs are referred to as customer installation costs and network installation costs, respectively. Customer installation costs represent incremental direct costs to enhance the Company’s telecommunications network to allow the Company to provide services to new customers under contract. These costs result directly from entering into a new customer contract and would not have been incurred by the Company had a new contract not been entered into. These costs are amortized over the average initial term of open contracts, which is currently 30 months.

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company capitalized $641 and $483 in payroll related costs during the years ended December 31, 2004 and 2003, respectively, in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are amortized over five years.

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

Intangible Assets—The Company has intangible assets in the form of goodwill, customer relationships and marketing related assets. These intangible assets are initially recognized based on their fair value. Goodwill is tested for impairment on an annual basis at the end of the fiscal year or when there are indicators that impairment of goodwill may have incurred. Customer relationships and marketing assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3-5 years at approximately $2,000 per year beginning in 2004. These intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Included in other assets in the accompanying consolidated balance sheets are other identifiable intangible assets (primarily customer relationship and marketing related assets) and goodwill of $7,309 and $651, and $7,457 and $443 as of December 31, 2004 and 2003, respectively.

Debt Issuance Cost—The Company capitalizes costs associated with securing long-term debt and amortizes such costs over the term of the debt agreement using the straight-line method which approximates the interest method. The Company had deferred debt issuance costs (net of accumulated amortization of $3,408 and $3,681) of $5,273 and $3,158 as of December 31, 2004 and 2003, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 5)

Fair Value of Financial Instruments—Management believes the fair values of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivables, accounts payable, and accrued network costs approximate their carrying value. In addition, because long-term debt consists of variable rate instruments, management believes the carrying values approximate fair values.

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

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to revenue recognition, the allowance for doubtful accounts receivable, estimated end customer contract life, the valuation of intangible assets, accrual of network costs payable to other telecommunications entities, including estimated amounts accrued for pending disputes with other carriers, income tax valuation allowance, and conclusions regarding the impairment of and the estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

Advertising—The Company expenses advertising costs in the period incurred. Advertising expense amounted to $2,489, $1,628 and $1,287 for 2004, 2003 and 2002, respectively.

Stock Based Compensation—The Company measures the compensation cost of its stock plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2004	2003	2002
Net loss, as reported	$(19,762)	$(14,540)	$(45,892)
Preferred dividends	(15,316)	(14,431)	(13,596)
Accretion of preferred stock issuance fees	(587)	(553)	(521)

Net loss attributable to common stockholders, as reported	(35,665)	(29,524)	(60,009)
Add: Stock-based employee compensation expense included in reported net income	—	—	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,357)	(8,174)	(4,848)

Pro forma net loss	$(42,022)	$(37,698)	$(64,836)

Weighted average shares outstanding	29,927	27,392	26,546
Net loss per share:
Basic and diluted, as reported	$(1.19)	$(1.08)	$(2.26)

Basic and diluted, pro forma	$(1.40)	$(1.38)	$(2.44)

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 3.63%, 3.25%, and 3.0% for 2004, 2003 and 2002, respectively, an expected life of 5.1, 5.2, and 4.7 years for 2004, 2003 and 2002, respectively. The weighted average remaining contractual life of stock options outstanding at December 31, 2004 8.4 years.

The company estimated the fair value of the Employee Stock Purchase Plan for 2004, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.81%, and an expected life of 0.5 years.

Reclassifications—Certain reclassifications have been made to 2002 and 2003 amounts to conform to the 2004 presentation.

Recent Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company believes that the adoption of SFAS No. 151 will have no impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of fiscal 2005, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse impact on the consolidated statements of income and net income per share.

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    ACQUISITIONS

On November 10, 2004, the Company acquired the majority of the assets of StarNet, Inc., a nationwide provider of dial-up Internet access and telephony services to Internet Service Providers (ISPs), in a transaction accounted for using the purchase method of accounting. The purchase price included $1,200 in cash and the issuance of a $980 note payable. Along with the assumption of certain liabilities and direct costs of the acquisition of $209, the total consideration was $2,389. The results of operations of StarNet have been included in the accompanying consolidated financial statements since the acquisition date. Total consideration was allocated as follows:

Current assets	$980
Current liabilities	(696)
Property and equipment	96
Identifiable intangible assets	2,009

$2,389

The identifiable intangible assets consist of customer relationship and marketing related assets that are amortizable between 3 -5 years.

On December 15, 2003, the Company acquired the broadband and dial-up Internet access, co-location, and managed hosting business units of FastNet in a transaction accounted for using the purchase method of accounting. This acquisition was funded by the proceeds of the November 2003 private placement of common stock that raised $10,000.

The purchase price of Fastnet included $5,906 in cash, 153 shares of Class A common stock with a fair market value of $1,000 and a $1,356 note payable, which included final post closing adjustments pursuant to the purchase agreement. Along with the assumption of certain liabilities, cure payments to third party creditors of $900 and direct costs of the acquisition of $854, the total consideration was $9,960.

On January 15, 2003, the Company acquired certain assets including the ISP customers of Eagle Communications, Inc. (“Eagle”) in Georgia, Florida, North Carolina and Tennessee, and assumed certain operating liabilities in a transaction accounted for using the purchase method of accounting.

The purchase price of Eagle was $3,000 consisting of $1,250 paid in cash, and $1,750 of senior subordinated notes with warrants to purchase 921 shares of the Company’s Class A common stock at an exercise price of $1.90 per share. In connection with the refinancing of its debt in 2004, the Company paid in full the $1,750 of senior subordinated notes. The Company allocated the majority of the purchase price to the acquired customer related asset and is amortizing this asset over a three year period representing the estimated period of benefit. As of December 31, 2004 and 2003, there was $918 and $1,838, respectively, of net carrying value of this customer related asset, which is included in other assets in the accompanying consolidated balance sheets.

4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, is summarized by major class as follows:

	2004	2003
Telecommunications and other equipment	$234,524	$204,072
Office equipment, furniture and other	97,079	91,084
Leasehold improvements	30,862	30,614

	362,465	325,770
Less accumulated depreciation and amortization	(203,848)	(159,977)

Total	$158,617	$165,793

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    LONG-TERM DEBT

On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”). The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. The amount outstanding as of December 31, 2004 was $149,288. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The interest rate for the six-month period ending April 1, 2005 is approximately 10.7%. The maturity date of the Notes is October 1, 2009. As of December 31, 2004, the fair market value of the $150,000 Notes was approximately $150,000. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated fair market value is based on indicative pricing provided by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. Regarding the subsidiary guarantees of the Notes, each subsidiary guarantor is 100% owned by USLEC Corp. (the “Parent”). The guarantees are full and unconditional and joint and several. The Parent has no independent assets. The Parent is not restricted in its ability obtain funds from its subsidiaries in the form of dividends or loans.

The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. The Company was in compliance with all such covenants as of December 31, 2004. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Debt issuance fees associated with the Notes totaled $5,554 and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $5,273 as of December 31, 2004.

Under the Securities Act of 1933, the Company registered notes having terms substantially identical to the privately placed notes and completed an exchange of the privately placed Notes for the publicly registered notes in December 2004.

The Company used a majority of the net proceeds from the sale of the Notes to repay in full $120,325 under its senior credit facility and $6,750 on its senior subordinated notes. The Company also paid $2,071 in additional interest due on the deferred portion of the senior credit facility term loan which included a $255 termination amount. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2,375 related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2,041 were expensed in 2004 and are included in Charges Related to Early Extinguishment of Debt on the Consolidated Statements of Operations.

6.    SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) to affiliates of Bain Capital (“Bain”) and Thomas H. Lee Partners, L.P. (“THL”). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly in shares of Series A Preferred Stock for three years, and at the Company’s option, in cash

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or shares of Series A Preferred Stock over the next seven years. All such dividends through December 31, 2004 have been paid in shares of Series A Preferred Stock. In addition, the Series A Preferred Stock participates on a pro rata basis in any dividends payable to common shareholders. As of December 31, 2004, the Company had declared and accrued $64,911 in Series A Preferred Stock dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares. The holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A common stock at a set conversion price. The initial conversion price of $35 per share has been adjusted to approximately $28 per share as of December 31, 2004 pursuant to the anti-dilution provisions of the Series A Preferred Stock. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at a set conversion price prior to April 11, 2010 in the event of a change in control. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. Each share of the Series A Preferred Stock is entitled to one vote per share of Class A Common Stock into which it could have been converted on the record date for determination of stockholders entitled to notice of and to vote at the Company’s annual shareholder meeting. At any time on or after April 11, 2003, the Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, but only if the market price of a share of Class A common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of Class A common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock, including the shares of Series A Preferred Stock issued as in-kind dividends, are subject to mandatory redemption on April 11, 2010.

Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The carrying amount of the Series A Preferred Stock will be accreted to its redemption amount over its life. As of December 31, 2004 and 2003, the unaccreted redemption amount was $3,753 and $4,339 respectively.

The Series A Preferred Stock is not required to be recorded as a liability at December 31, 2004 under the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” because redemption is conditional, contingent upon the holder not exercising its option to convert the instruments to common shares.

7.    COMMITMENTS AND CONTINGENCIES

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.

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

On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It is unclear at this time whether, how or when the FCC will respond to the Second Remand, how the Second Remand will affect the pending dispute over reciprocal compensation for ISP traffic, how the Remand Order will be interpreted in light of the Second Remand or whether affected parties will undertake new challenges to the ISP compensation structure established by the Remand Order while the FCC still has the Second Remand under consideration.

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

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. The parties to the related case have settled their dispute. In light of these developments, as well as the Second Remand, the Company cannot predict when this dispute with Verizon will be resolved or whether the Company ultimately will be successful.

On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The decision has been appealed to the D.C. Circuit. The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how those proceedings will affect pending disputes over reciprocal compensation for ISP traffic or how the Remand Order will be interpreted and enforced. Although reciprocal compensation accounted for only 3% of the Company’s revenue for the year ended December 31, 2004, if the FCC were to significantly change its policy for this traffic, and if such changes were approved by the courts, it could have a material adverse impact on the Company.

Disputed Access Revenues—Prior to April 2001, a number of IXCs had refused to pay access charges to CLECs, including the Company, alleging that the access charges exceeded the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs by tariff. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 14% of the Company’s revenue for the year ended December 31, 2004.

The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced and the outcome of appeals and requests for reconsideration. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on us.

In September 2002, the Company filed a Petition for Declaratory Ruling asking the FCC to reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. In the Eighth Report and Order, the FCC announced a prospective rule that confirms a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in the Company’s Petition, the FCC made it clear that it had not been unreasonable for a CLEC, to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision, the Company withdrew its petition as moot.

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The previously reported litigation with ITC^DeltaCom involving billing for wireless traffic has been resolved by agreement of the parties. In addition, on July 20, 2004, the District Court for the Northern District of Georgia entered an Order vacating its March 15, 2004 summary judgment order addressing the adequacy of US LEC’s tariff.

On June 14, 2004, Qwest Communications Corporation (“Qwest”) sued the Company and its operating subsidiaries in Colorado state court alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on the Company’s billing for wireless traffic. The Company removed the case to federal court in Colorado and, subsequently, moved to dismiss the case or transfer it to the U.S. District Court in North Carolina where the Company filed suit against Qwest for collection of the unpaid access charges. The Company intends to defend and prosecute this case aggressively.

Notwithstanding the prospective nature of the Eighth Report and Order, other IXCs in addition to Qwest are disputing access charges that the Company billed them for wireless traffic for periods prior to the release of the Eighth Report and Order, and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. It is possible that some IXC’s may initiate litigation to challenge the Company’s prior billing of access charges for traffic from wireless carriers, and it is also possible that the Company may initiate litigation against some IXC’s to recover billed, but unpaid access charges. The Company believes that such billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs, and the Company will vigorously defend the Qwest suit and any other such claims. Neither the repayment of access charges already paid by Qwest nor the inability to collect future charges from Qwest would have a material adverse impact on the Company’s results of operations or financial conditions. However, Qwest’s suit and disputes with other IXC’s, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition.

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

Legislation—Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act which opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter, amend or re-write the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.

Similarly, some ILECs have introduced legislation in various state legislatures aimed at minimizing or eliminating entirely the extent to which those ILECs are regulated by state PUCs. The Company anticipates that additional efforts will be made in the state legislatures to alter or amend the oversight of ILECs and ILEC services in those states. The Company cannot predict whether any particular piece of legislation will become law and how it will impact the provision of telecommunications in a particular state. The passage of legislation altering PUCs’ jurisdiction over ILECs in any number of states could have a material adverse effect on the Company’s future operations and its future financial results.

Interconnection Agreements with ILECs—The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states, and is still awaiting a decision from one PUC. In February 2004, Verizon filed petitions with several state commissions asking those Commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”). Verizon has asked each Commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. In the wake of the recently-released Trienniel Review Remand Order, those arbitrations are likely to continue. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

Other Litigation—We are involved, and expect to continue to be involved, in other proceedings arising out of the conduct of the Company’s business, including litigation with other carriers, employment related lawsuits and regulatory proceedings. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, including the matters specifically discussed above, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and business prospects.

Allowance for Doubtful Accounts—The Company recorded a $9,500 provision for doubtful accounts related to WorldCom in 2002 and a $5,867 million recovery related to the settlement and sale of WorldCom receivables in 2003.

Leases—The Company leases all of its administrative and switch sites under operating lease arrangements. Total rent expense on these leases amounted to $8,721, $8,323 and $8,140 in 2004, 2003 and 2002, respectively. The Company’s restricted cash balances as of December 31, 2004 and 2003 serves as collateral for letters of credit for some of these office leases.

Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

2005	$7,965
2006	7,325
2007	7,255
2008	7,034
2009	6,619
Beyond	6,598

$42,796

Indemnifications—On March 31, 2001, the Company, Richard T. Aab, the Company’s Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra,

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s former Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab’s commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock—a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled—into the same number of shares of Class A Common Stock. As set out in the articles of incorporation, Class B Shares that have been converted to Class A cannot be reissued (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company’s treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares. The Company has not recorded a liability associated with these indemnifications as management has concluded that as of December 31, 2004, it is not probable that any amounts would be payable, and the Company cannot estimate the possible exposure.

8.    INCOME TAXES

The reconciliation of the statutory federal income tax rate to the Company’s federal and state overall effective income tax rate is as follows:

	2004	2003	2002
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
State income taxes		—	—
Change in valuation allowance	35.24	33.60	33.21
Miscellaneous	(0.24)	1.40	1.79

Effective tax rate	0%	0%	0%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$122,346	$114,917
Accrued expenses	5,253	6,579

Deferred tax assets	127,599	121,496
Less: Valuation Allowance	(94,312)	(85,695)

Total deferred tax assets	33,287	35,801

Deferred tax liabilities:
Net deferred revenues	1,404	1,521
Depreciation and amortization	29,451	31,593
Capitalized salaries and interest	2,432	2,087
Accrued interest	—	600

Total deferred tax liabilities	33,287	35,801

Net Deferred Taxes	$—	$—

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004 and 2003, a valuation allowance has been provided against the net deferred tax assets since management cannot conclude, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The Company has recorded a current deferred tax liability and a non-current deferred tax asset (included in other assets), both in the amount of $1,507.

At December 31, 2004, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $287,864. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.

9.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2004, 2003, and 2002, respectively, the Company made matching contributions to the plan totaling $527, $487 and $1,018 based on 25% of the first 6% of an employee’s contribution to the plan in 2004 and 2003 and 50% of the first 6% of an employee’s contribution to the plan in 2002.

10.    STOCKHOLDERS’ DEFICIENCY

Common Stock—The holders of the Class A common stock are entitled to one vote per share in the election of the members of the Board of Directors.

Employee Stock Purchase Plan—In May 2000, the Company’s shareholders approved and the Company adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the Stock Purchase Plan by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The Company is presently authorized to issue 2,000 shares of common stock under the Stock Purchase Plan of which 13 were available for issuance as of December 31, 2004. Based on current employee participation, the Company will exhaust the existing authorized shares during the first half of 2005. The Board of Directors has authorized management to seek shareholder approval for 1,000 additional shares for the ESPP at the next annual shareholder meeting. We believe this continues to align the interest of employees with those of common shareholders. The Company issued share amounts of 196, 183, 175, and 202 shares at a purchase price of $2.70, $3.45, $3.25, and $1.91 per share, respectively, which represents a 15% discount to the closing price on December 31, 2004, June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Stock Option Plan—In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 110 were available for grant at December 31, 2004. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders). Based on current forecasts, the Company expects that it likely will exhaust the existing reserved shares during 2005. The Board of Directors has authorized management to seek shareholder approval for 2,000 additional shares for the Stock Plan at the next annual shareholder meeting. We believe this will continue to enable the Company to attract and retain key employees and directors.

In January 1998, the Company granted incentive stock options to substantially all employees to purchase an aggregate of 183 shares of Class A common stock at $10 per share (fair market value on date of grant was $13

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share). These options began vesting annually in four equal installments beginning in January 1999. The Company recorded deferred compensation of $548 in 1998 associated with these options, which was amortized to compensation expense over the four-year vesting period. The Company amortized $5 in 2002 to compensation expense relating to these options, after consideration of forfeitures.

Also, during 1998 the Company granted to an employee an option to purchase 360 shares of Class A common stock at $13 per share (fair market value on the date of grant was $14 per share). The Company recorded deferred compensation of $360 associated with these options and amortized this amount to compensation expense over the four year vesting period. The Company amortized $30 in 2002 to compensation expense relating to these options.

In December 2001, the Company granted to an employee an option to purchase 550 shares of Class A common stock at $2.91 per share (fair market value on the date of grant was $5.60 per share). In connection with the resignation of this employee in October 2002, this option was reduced to 100 shares, which were previously vested. The Company amortized ($14) for 2002 to compensation expense relating to these options.

In December 2002 the Company announced a voluntary stock option exchange offer for the holders of stock options with an exercise price of $4.00 or more. Options covering a total of 3,231 shares were eligible for exchange in the offer. Immediately following the expiration of the offer on January 29, 2003, the Company accepted for exchange eligible options tendered to it for 2,857 shares of Class A common stock and canceled all of these eligible options. The Company granted the new options on August 1, 2003. The exercise price of the new options issued in the exchange was $4.06 per share, the fair value on the date the new options were granted.

A summary of the option and warrant activity is as follows:

	Options			Warrants
	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Fair Value at Date of Grant	Number of Warrants	Weighted Average Exercise Price Per Warrant
Balance at December 31, 2001	4,501	$8.64		143	$2.86

Granted at fair market value	214	$4.30	$2.80	2,632	$1.95
Exercised	(1)	$3.50		—	—
Forfeited or cancelled	(693)	$4.87		—	—

Balance at December 31, 2002	4,021	$9.06		2,775	$2.00

Granted at fair market value	3,853	$4.08	$2.84	947	$2.02
Exercised	(107)	$3.15		(226)	$1.96
Forfeited or cancelled	(3,165)	$10.47		—	—

Balance at December 31, 2003	4,602	$4.05		3,496	$2.01

Granted at fair market value	509	$4.27	$2.85	—	—
Exercised	(89)	$3.33		(184)	$1.90
Forfeited or cancelled	(274)	$4.01		—	—

Balance at December 31, 2004	4,748	$4.09		3,312	$2.01

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2004 is as follows:

	Options Outstanding
	Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Options Exercisable	Weighted Avg. Exercise Price
Options granted at fair market value:	$1.74 – 3.30	460	8.6 years	$2.68	107	$2.67
	3.41 – 3.41	362	6.4 years	3.41	270	3.41
	3.44 – 3.98	413	8.5 years	3.75	131	3.57
	4.06 – 4.06	2,643	8.6 years	4.06	2,498	4.06
	4.11 – 4.15	318	8.1 years	4.12	118	4.12
	4.41 – 5.81	294	8.3 years	5.22	120	5.24
	6.06 – 7.70	248	8.7 years	6.58	55	6.37
	10.00 – 27.69	10	4.9 years	21.85	10	21.85

Total options outstanding at December 31, 2004	$1.74 – $27.69	4,748	8.4 years	$4.10	3,309	$4.08

	Warrants Outstanding
	Range of Exercise Price	Number of Warrants Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
Warrants granted at fair market value	6.21	26	3.9 years	$6.21
	2.86	128	2.0 years	2.86
	2.06	895	4.8 years	2.06

		1,049	4.5 years	2.26
Warrants granted at less than fair market value	1.90	2,263	4.8 years	1.90

Total warrants outstanding at December 31, 2004	$1.90 – $6.21	3,312	4.3 years	$2.01

In December 2002, additional paid-in-capital was increased by $2,320 representing the portion of the $5,000 in gross proceeds received on December 31, 2002 allocated to 2002 Warrants based on the approximate fair values of the Subordinated Notes and the 2002 Warrants. In January 2003, additional paid-in-capital was increased by $820 representing the portion of the $1,750 in gross proceeds received on January 15, 2003 allocated to Eagle Warrants based on the approximate fair values of the Eagle Subordinated Note and the Eagle Warrants. For the years ended December 31, 2004 and 2003, the Company accreted $471 and $628 of the discount which is included in interest expense in the accompanying consolidated financial statements. In addition, the remaining unamortized discount of $2,041 was expensed in the year ended December 31, 2004 and included in charges related to early extinguishment of debt in the accompanying consolidated financial statements.

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

US LEC Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s results of operations as presented in the consolidated statements of operations by quarter for 2004 and 2003.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$85,186	$91,633	$87,262	$92,100
Network Expenses	41,450	42,322	44,016	43,504
Depreciation and Amortization	12,485	11,822	12,570	12,974
Selling, General and Administrative	32,416	36,371	32,876	37,568

Income (Loss) from Operations	(1,165)	1,118	(2,200)	(1,946)
Charges Related to Early Extinguishment of Debt	—	—	(4,416)	—
Net Interest Expense	(2,152)	(2,276)	(2,810)	(3,915)

Net Loss	(3,317)	(1,158)	(9,426)	(5,861)
Preferred Stock Dividends	3,744	3,800	3,857	3,915
Accretion of Preferred Stock Issuance Cost	143	146	148	150

Net Loss Attributable to Common Stockholders	$(7,204)	$(5,104)	$(13,431)	$(9,926)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.24)	$(0.17)	$(0.45)	$(0.33)

Weighted Average Share Outstanding:
Basic and Diluted	29,751	29,853	30,045	30,056

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$73,108	$78,298	$79,723	$79,696
Network Expenses	34,943	36,736	38,267	38,753
Depreciation and Amortization	11,435	11,628	12,911	12,400
Selling, General and Administrative	29,611	32,000	33,404	31,252
Recovery of Doubtful Accounts related to WorldCom	—	—	(2,299)	(3,568)

Income (Loss) from Operations	(2,881)	(2,066)	(2,560)	859
Other Income	—	—	—	267
Net Interest Expense	(1,917)	(2,076)	(2,060)	(2,106)

Net Loss	(4,798)	(4,142)	(4,620)	(980)
Preferred Stock Dividends	3,527	3,580	3,634	3,690
Accretion of Preferred Stock Issuance Cost	135	137	139	142

Net Loss Attributable to Common Stockholders	$(8,460)	$(7,859)	$(8,393)	$(4,812)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.31)	$(0.29)	$(0.31)	$(0.17)

Weighted Average Share Outstanding:
Basic and Diluted	26,895	26,933	27,176	28,490

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective. During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting, as of the end of the period covered by this report.

ITEM 9B.    OTHER INFORMATION

The Company has agreed to extend for two (2) years after his resignation the time within which the Chief Financial Officer (“CFO”) may exercise previously granted, vested options, covering 225,000 shares of the Company’s Class A common stock with an exercise price of $4.06 per share, and 56,250 shares of the Company’s Class A common stock with an exercise price of $3.41 per share, in exchange for the CFO’s agreement to extend certain covenants in his Option Agreements to run for the same two year period. The extension will expire if the CFO breaches any of those covenants during the two (2) year period.

In addition, and for services rendered to the Company during 2004, the Company has agreed to pay the Chief Executive Officer a discretionary bonus of $275,000 and to pay the CFO a discretionary bonus of $125,000.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to Item 10 related to directors is incorporated by reference from the sections of the Company’s proxy statement to be filed with the SEC on or before April 18, 2005 in connection with the annual meeting of stockholders in May of 2005 (the “Proxy Statement”) that appear under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required in response to Item 10 related to executive officers is provided in Part I of this report under the heading “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required to be furnished in response to Item 11 is incorporated by reference from the sections of the Proxy Statement that appear under the headings “Compensation of Directors” and “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished in response to Item 12 is incorporated by reference from the section of the Proxy Statement that appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished in response to Item 13 is incorporated by reference from the section of the Proxy Statement that appears under the heading “Certain Transactions”.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished in response to Item 14 is incorporated by reference from the section of the Proxy Statement that appears under the heading “Accounting and Audit Matters”.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Form 10-K.

(1)    Financial statements:

A.	Consolidated Balance Sheets as of December 31, 2004 and 2003

B.	Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

C.	Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2004, 2003 and 2002

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

E.	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002

F.	Independent Auditors’ Report

(2)    Schedule II Valuation and Qualifying Accounts

(3)    List of Exhibits:

No.	Exhibit

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock (3)

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock (4)

3.5 3.6	Certificate of Amendment of Restated Certificate of Incorporation (5) Certificate of Retirement and Prohibition of Reissuance of Class B common Stock of US LEC Corp. (5)

4.1	Form of Class A Common Stock Certificate (1)

4.2	Preferred Stock Purchase Agreement, dated April 11, 2000 (3)

4.4	Corporate Governance Agreement, dated April 11, 2000 (3)

4.5	Registration Rights Agreement, dated April 11, 2000 (3)

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (4)

4.7

Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. (4)

4.8	Form of Second Priority Senior Secured Floating Rate Note due 2009, Series B (9)

4.9

Indenture, dated September 30, 2004, by and among US LEC Corp., as Issuer, the Guarantors party thereto, as Guarantors, and U.S. Bank National Association, as trustee, relating to the Second Priority Senior Secured Floating Rate Notes due 2009 (8)

4.10	Registration Rights Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

No.	Exhibit

4.11	Security Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and U.S. Bank National Association, as trustee (8)

4.12	Trademark Security Agreement, dated September 30, 2004, by and among US LEC Corp. and U.S. National Association, as trustee (8)

4.13	Form of Common Stock Purchase Warrant (6)

4.14	Registration Rights Agreement, dated December 31, 2002 (6)

10.1	Consulting Agreement dated as of February 7, 2002 by and between the Company and Tansukh V. Ganatra (4) (7)

10.2	Purchase Agreement, dated September 23, 2004, by and among US LEC Corp., the Guartantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.
(5)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.
(7)	Management or compensatory plan or arrangement.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.
(9)	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-120232) filed November 4, 2004.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

US LEC Corp. (IN THOUSANDS)

Description	Balance at Beginning of Period	Additions				Deductions	Balance at End of Period
		Charged to Costs and Expenses		Charged to Other Accounts
Allowance against accounts receivable
Year ended December 31, 2004	$10,998	$7,270		$417	(4)	$8,548	$10,137
Year ended December 31, 2003	$23,180	$523	(1)	$390	(3)	$13,095	$10,998
Year ended December 31, 2002	$12,263	$14,470	(2)	$—		$3,553	$23,180
Allowance against deferred tax assets
Year ended December 31, 2004	$85,695	$8,617		$—		$—	$94,312
Year ended December 31, 2003	$79,689	$6,006		$—		$—	$85,695
Year ended December 31, 2002	$61,045	$18,644		$—		$—	$79,689

(1)	Includes $5,867 recovery for doubtful accounts related to WorldCom.
(2)	Includes $9,500 provision for doubtful accounts related to WorldCom.
(3)	Represents allowance for doubtful accounts related to the accounts receivable purchased from Fastnet on December 15, 2003.
(4)	Represents allowance for doubtful accounts related to the accounts receivable purchased from StarNet on November 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2005	By:	/s/ MICHAEL K. ROBINSON
Michael K. Robinson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. AAB Richard T. Aab	Chairman and Director	March 8, 2005

/s/ AARON D. COWELL, JR. Aaron D. Cowell, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2005

/s/ MICHAEL K. ROBINSON Michael K. Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2005

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director	March 8, 2005

/s/ DAVID M. FLAUM David M. Flaum	Director	March 8, 2005

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 8, 2005

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 8, 2005

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 8, 2005

/s/ MICHAEL MAC DONALD Michael Mac Donald	Director	March 8, 2005