Form 10-Q
period 2005-03-31
US LEC CORP
filed 2005-05-09
CIK 1054290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2005, there were 30,292,862 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months
	ended March 31,
	2005	2004
Revenue	$93,516	$85,186
Network Expenses (excluding depreciation and amortization shown below)	45,784	41,450
Depreciation and Amortization	12,931	12,485
Selling, General and Administrative Expenses	35,868	32,416

Loss from Operations	(1,067)	(1,165)

Other (Income) Expense
Interest Income	(244)	(106)
Interest Expense	3,956	2,258

Net Loss	(4,779)	(3,317)

Less: Preferred Stock Dividends	3,974	3,744
Less: Preferred Stock Accretion of Issuance Costs	152	143

Net Loss Attributable to Common Stockholders	$(8,905)	$(7,204)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.29)	$(0.24)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,255	29,751

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$43,860	$48,232
Restricted cash	169	169
Accounts receivable (net of allowance of $10,674 and $10,137 at March 31, 2005 and December 31, 2004, respectively)	64,422	60,745
Prepaid expenses and other assets	9,781	10,575

Total current assets	118,232	119,721

Property and Equipment, Net	151,812	158,617
Other Assets	19,059	19,973

Total Assets	$289,103	$298,311

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$9,090	$13,593
Notes payable	—	980
Accrued network costs	29,725	28,730
Commissions payable	6,881	7,873
Accrued expenses — other	22,212	20,860
Deferred revenue	13,522	13,573
Deferred income taxes	1,527	1,507
Total current liabilities	82,957	87,116

Long-Term Debt	149,325	149,288
Other Liabilities	5,722	6,053

Commitments and Contingencies

Series A Mandatorily Redeemable Convertible Preferred Stock	265,284	261,158

Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 30,293 and 30,283 shares outstanding at March 31, 2005 and December 31, 2004)	303	303

Additional paid-in capital	92,392	92,368
Accumulated deficit	(306,880)	(297,975)

Total stockholders’ deficiency	(214,185)	(205,304)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficiency	$289,103	$298,311

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net Loss	$(4,779)	$(3,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,931	12,485
Accretion of debt	37	157
Accretion of lease exit costs	17	—
Other income	51	(22)

Changes in operating assets and liabilities:
Accounts receivable	(3,791)	(1,145)
Prepaid expenses and other assets	794	312
Other assets	126	291
Accounts payable	(576)	224
Deferred revenue	(43)	276
Accrued network costs	995	(1,838)
Customer commissions payable	(992)	136
Other liabilities — non-current	(355)	(551)
Accrued expenses — other	1,543	(134)

Total adjustments	10,737	10,191

Net cash provided by operating activities	5,958	6,874

Investing Activities
Purchase of property and equipment	(9,323)	(4,837)
Net assets acquired	(5)	(166)

Net cash used in investing activities	(9,328)	(5,003)

Financing Activities
Payments on long-term debt	—	(584)
Payments on notes payable	(980)	(975)
Payment of deferred loan fees	(46)	—
Proceeds from issuance of stock options and warrants	24	171

Net cash used in financing activities	(1,002)	(1,388)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,372)	483

Cash and Cash Equivalents, Beginning of Period	48,232	43,126

Cash and Cash Equivalents, End of Period	$43,860	$43,609

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$18	$1,778

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency
For the Three Months Ended March 31, 2005
(In Thousands)
(Unaudited)

	Class A Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2004	30,283	$303	$92,368	$(297,975)	$(205,304)
Exercise of Stock Options	10		24		24
Preferred Stock Dividends				(3,974)	(3,974)
Accretion of Preferred Stock Issuance Costs				(152)	(152)
Net Loss				(4,779)	(4,779)

Balance, March 31, 2005	30,293	$303	$92,392	$(306,880)	$(214,185)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.

2. Significant Accounting Policies

      There have been no changes to the Company’s significant accounting policies as set forth in Note 2 to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

      Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months
	ended March 31,
	2005	2004
Net loss, as reported	$(4,779)	$(3,317)
Preferred dividends	(3,974)	(3,744)
Accretion of preferred stock issuance fees	(152)	(143)

Net loss attributable to common stockholders, as reported	$(8,905)	$(7,204)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(605)	(1,455)

Pro forma net loss	$(9,510)	$(8,659)

Weighted average shares outstanding	30,255	29,751

Loss per share:
Basic and diluted, as reported	$(0.29)	$(0.24)

Basic and diluted, pro forma	$(0.31)	$(0.29)

      The Company estimated the fair value for stock option grants using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 4.18% and 2.80% for the quarter ended March 31, 2005 and 2004, respectively, and an expected life of 5.2 years for both periods. The weighted average remaining contractual life of stock options outstanding at March 31, 2005 was 8.1 years.

      The Company estimated the fair value of grants under the Employee Stock Purchase Plan for the three months ended March 31, 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.63%, and an expected life of 0.5 years.

      In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and expect the adoption may have a significant adverse impact on the consolidated statements of income and net income per share.

3. Long-Term Debt

      On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. Interest is reset semi-annually and is payable on April 1 and

October 1 of each year, beginning April 1, 2005. The current six-month rate is 11.89%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries.

      The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Unamortized debt issuance fees related to the Notes totaled $5,554 and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $4,995 as of March 31, 2005.

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

4. Uncertainties and Contingencies

      The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”), and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative initiatives and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.

      Federal Regulation and Related Proceedings — On March 2, 2004, the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued an order (the “TRO Court Order”) reversing a substantial portion of the Triennial Review Order (“TRO”) previously issued by the FCC. The Court vacated the FCC’s decision to order unbundling of mass-market switches, DS3 and DS1 facilities and dark fiber. The Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-the-home loops, and line sharing. The Court also found reasonable the specific eligibility standards for enhanced extended links (“EEL”) (loop and transport UNE combinations, which are the same elements that comprise special access facilities purchased by long distance carriers) pursuant to which CLECs may obtain high capacity EELs; however, given the availability of special access, the Court expressed skepticism that carriers providing long distance services or otherwise using special access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded the conversion requirement to the FCC for further consideration. The TRO Court Order became effective on June 16, 2004.

      On August 20, 2004, the FCC released an Order adopting interim rules and issued a Notice of Proposed Rulemaking (“NPRM”) for final UNE rules. On August 24, 2004, Verizon, Qwest and the United States Telecom Association filed a petition for a writ of mandamus with the D.C. Circuit asking the Court to vacate the FCC’s interim rules and to direct the FCC to implement new rules that comply with the mandate of the TRO Court Order. The D.C. Circuit denied the request for a writ of mandamus.

      On October 14, 2004, the FCC adopted an Order in which it granted a petition filed by BellSouth and SureWest seeking reconsideration of the TRO in connection with the ILEC’s unbundling requirements with respect to Fiber-to-the-Curb (“FTTC”), defined as a local loop consisting of fiber optic cable connecting to a copper distribution plant that is not more than 500 feet from the customer’s premises. The FCC concluded that mass-market FTTC loops will be regulated the same as mass market Fiber-to-the-Home (“FTTH”) loops, i.e., in new construction, FTTC loops are not required to be unbundled and when an ILEC replaces copper with fiber, the ILEC must either provide access to a 64 kbps transmission path over the fiber loop or unbundled access to a spare copper loop.

      At the same time, the FCC clarified a conclusion in the TRO by noting that ILECs are not required to build Time Division Multiplexing (“TDM”) capability into new packet-based networks or into existing packet-based networks that never had TDM capability. (TDM is used in a network as a technique to combine several low-speed channels into a high-speed channel for transmission; a network that employs TDM techniques must have TDM equipment installed to perform the multiplexing necessary for transmission.) The FCC also clarified that a “TDM handoff” to a customer on either FTTC or FTTH loops does not require unbundling of these loops. The conclusion that ILECs are not required to build TDM capability into new or existing packet-based networks could impact the Company’s ability to provision broadband services over the hybrid loops (which consist of a mix of fiber and copper line) even where unbundled access to DS1 loops survives. Under the FCC rules, when a CLEC seeks access to a hybrid loop for broadband services (e.g. DS1 loop), the ILEC is only required to provide access to the TDM features, functions and capabilities that already exist on that hybrid loop. With the FCC’s clarification, the ILECs may deploy new packet based networks over hybrid loops with no TDM features, functions and capabilities, and would not be required to provide unbundled access to those new packet based networks.

      On December 15, 2004, the FCC adopted an order establishing new rules for UNEs (“Triennial Review Remand Order” or “TRRO”); the text of the decision was released on February 4, 2005. In the TRRO, the FCC modified the unbundling obligations of ILECs. The FCC removed, under certain circumstances, an ILEC’s obligation to unbundle high capacity local loops and dedicated transport and eliminated the obligation to provide access to unbundled local switching. Dark fiber loops are no longer available as UNEs. In addition to establishing an impairment framework, the FCC limited the number of unbundled high capacity loops and transport circuits that may be obtained from the ILEC even in areas in which unbundling remains. A cap of 10 DS1 loops that may be provisioned from an ILEC to any single building in an area in which DS1 loops remain unbundled was implemented. Similarly, there is a cap of 1 DS3 loop that may be provisioned from an ILEC to any single building in an area in which DS3 loops remain unbundled. The cap applied to DS3 transport circuits is a maximum of 10 unbundled DS1 transport circuits on each route and 12 unbundled DS3 transport circuits on each route that DS1 or DS3 transport (as applicable) remain available on an unbundled basis from an ILEC.

      For the embedded base of UNEs that are no longer subject to unbundling pursuant to the modified rules, the FCC adopted transition periods to reduce any adverse impact on customers. A 12-month transition period from March 11, 2005 (the effective date of the TRRO) is provided to transition any embedded UNE DS1 or DS3 Loops and transport that are no longer available as UNEs to another service. An 18-month transition period is provided to transition dark fiber loops and transport to another service. During these transition periods, the circuit price is increased to either 115% of the TELRIC rate previously paid by the carrier or the price established by a state commission between June 16, 2004 and March 11, 2005, whichever is greater. UNE-P providers have a 12-month period from March 11, 2005 to transition their embedded customer base to other services.

      The FCC eliminated the “qualifying service” definition, but held that UNE loops cannot be provisioned to provide mobile wireless services or stand-alone long distance services. Other than the restrictions on high capacity EELs, no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access to UNEs or EELs.

      On February 14, 2005, the ILECs filed a Supplemental Petition for a Writ of Mandamus with the D.C. Circuit asking the Court to issue an order directing the FCC to issue a rule prohibiting the conversion of special access circuits to UNEs and to issue new unbundling rules for high capacity loops and transport that takes into account the availability of tariffed special access services. The D.C. Circuit denied the ILEC’s request. Several ILECs have appealed the TRRO and, on February 25, 2005, Verizon filed with the FCC a petition for a stay pending appeal of that portion of the TRRO that permits CLECs to convert special access circuits to UNE’s. The FCC denied the request for the stay pending appeal and the ILECs have taken their request for a stay to the D.C. Circuit, which has not yet ruled on the issue. In addition to the appeals, several carriers filed requests with the FCC seeking reconsideration of certain aspects of the TRRO. The Company intends to participate in the appeal of the TRRO as well as in any proceedings seeking reconsideration or a stay of that order.

      Along with the appeals and proceedings at the federal level, several CLECs have filed emergency petitions with state PUCS seeking a declaration that the ILECs may not “self-effectuate” the elimination of the ILEC’s unbundling obligation without first negotiating a “change of law” amendment to implement the TRRO decisions. The Company intends to participate in proceedings brought by the CLECs before State PUCs, and in any appeals of State PUCs’ rulings that are adverse to the CLEC position. To date the results have varied in the states.

      Given the uncertainty surrounding the determination of which wire centers meet the requirements for both loops and transport (there is some dispute as to whether the ILECs have properly classified the impairment status of the wire centers based on the criteria set forth by the FCC), and the ultimate impact of the caps imposed on per-building and per-route UNEs, the Company cannot predict the ultimate effect the TRRO will have in the near future. However, the vast majority of our customers’ circuits currently are not UNE-based; rather, the Company has continued to purchase the majority of customer circuits and other transport facilities either from ILECs at their special access pricing or from other carriers. Thus, while the FCC’s decision to permit, but limit, the availability of UNE loops and transport will not, in and of itself, have a material adverse impact on the Company, it ultimately could remove a significant opportunity for future cost-savings unless the Company is able to avoid the impact of the caps by purchasing either loops or transport from other carriers at competitive prices. The TRRO decision also has implications in the marketplace, where the Company’s UNE-based competitors have had a cost advantage over the Company. The elimination of UNEs in certain key markets, combined with limited availability and higher prices for those UNEs that remain available will reduce this cost advantage. While not directly related, the elimination of some UNEs, and the limitations on others could lead the ILECs to attempt to increase the costs for special access, which the Company would oppose. The elimination of, or higher prices for UNEs, combined with increases in prices for special access could have a material adverse effect on the Company.

      Concurrent with the release of the TRRO, the FCC also released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in defined geographic areas from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but it will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company’s network cost structure; however, if any of these matters addressed in the NPRM are decided adversely to the Company, it could have a material adverse effect on the Company.

      Reciprocal Compensation — On April 27, 2001, the Federal Communications Commission (“FCC”) released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to ISPs. The interpretation and enforcement of the Remand Order has been, and will likely continue to be, an important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.

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

      On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the compensation structure established by the FCC in the Remand Order remains in effect.

      On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The decision has been appealed to the D.C. Circuit. The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how those proceedings will affect pending disputes over reciprocal compensation for ISP traffic or how the Remand Order will be interpreted and enforced. Although reciprocal compensation accounted for only 2% of the Company’s revenue for the quarter ended March 31, 2005, if the FCC were to significantly change its policy for this traffic to further restrict the right of the Company to be compensated for terminating local traffic, and if such changes were approved by the courts, it could have a material adverse impact on the Company.

      On February 10, 2005, the FCC responded to the Second Remand by releasing a Further NPRM (“FNPRM”) in the Unified Intercarrier Compensation docket. The FCC had been expected to resolve a number of pending petitions addressing various compensation matters in the NPRM, but did not do so. Instead, the FCC simply announced that it is seeking comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s intercarrier compensation revenue or the pending dispute over reciprocal compensation for ISP traffic; however, if any of these matters addressed in the FNPRM are decided adversely to the Company, it could have a material adverse effect on the Company.

      On September 5, 2002, the Company filed a Formal Complaint with the FCC’s Enforcement Bureau seeking to collect reciprocal compensation from Verizon for traffic bound for ISPs. Verizon answered, denying liability. In a separate, but related, case, the FCC held that a contract with Verizon (the same contract that the Company had adopted) did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs. That decision was appealed to the D.C. Circuit. Pending the outcome of the appeal in the related case, the FCC converted the Company’s case against Verizon into an informal complaint and placed it on an administrative hold. On July 18, 2003, the D.C. Circuit issued a decision in the related case and held that the FCC had erred when it concluded that the contract the Company had adopted did not obligate the parties to pay reciprocal compensation for traffic bound for ISPs, and remanded the case to the FCC for further proceedings. The parties to the related case settled their dispute. In light of these developments, as well as the Second Remand and the FNPRM, the Company cannot predict when this dispute with Verizon will be resolved or whether the Company ultimately will be successful.

      Disputed Access Revenues — Prior to April 2001, a number of IXCs had refused to pay access charges to CLECs, including the Company, alleging that the access charges exceeded the rates charged by the ILECs, as well as disputing the rates applicable to different categories of traffic and the jurisdiction of traffic for compensation purposes. On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs by tariff. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for less than 10% of the Company’s revenue for the quarter ended March 31, 2005.

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

      In September 2002, the Company filed a Petition for Declaratory Ruling asking the FCC to reaffirm its prior positions that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. In the Eighth Report and Order, the FCC announced a prospective rule that confirms a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in the Company’s Petition, the FCC made it clear that it had not been unreasonable for a CLEC to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision, the Company withdrew its petition as moot.

      Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs dispute access charges that the Company billed them for wireless traffic, and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. Two of these disputes are currently in litigation. On June 14, 2004, Qwest Communications Corporation (“Qwest”) sued the Company and its operating subsidiaries in Colorado state court alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on the Company’s billing for wireless traffic. The Company removed the case to federal court in Colorado and, subsequently moved to dismiss the case or transfer it to the U.S. District Court in North Carolina where the Company had filed suit against Qwest on January 10, 2005, for collection of the unpaid access charges. On April 26, 2005, the Company filed suit against MCI, also in US District Court in North Carolina to collect amounts owed by MCI for access charges for wireline and wireless calls.

      As noted elsewhere in this report, current access billings account for less than 10% of the Company’s revenue. Total net carrier receivables account for approximately half of the Company’s net receivable balance, and we believe that billings of access for wireless traffic account for the majority of those sums not paid. The Company disputes the right of these carriers to withhold payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. The Company intends to defend vigorously any challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges. The Qwest and MCI suits, and disputes with other IXC’s, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition. If required, the repayment of access charges already paid by Qwest, MCI and other IXC’s and the inability to collect unpaid and future charges from Qwest, MCI and other IXC’s could have a material adverse impact on the Company’s results of operations and financial condition.

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

      Legislation — Periodically, legislation has been introduced in the U.S. House of Representatives or the U.S. Senate to alter or amend the Telecom Act. It is the Telecom Act that opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. The Company anticipates that additional efforts will be made to alter, amend or re-write the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.

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

      Interconnection Agreements with ILECs — The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. In 2003, the Company concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states, and is still awaiting a decision from one PUC. In February 2004, Verizon filed petitions with several state commissions asking those Commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the TRO. Verizon has asked each Commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. In the wake of the recently-released TRRO, those arbitrations are likely to continue. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.

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

5. Stockholders’ Deficiency

      Stock Option Plan — In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). Under the amended Plan, 5,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 168 were available for grant at March 31, 2005. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders). Based on current forecasts, the Company expects that it likely will exhaust the existing reserved shares during 2005. The Board of Directors has authorized management to seek shareholder approval for 2,000 additional shares for the Stock Plan at the next annual stockholders meeting.

      Employee Stock Purchase Plan — The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. The Company is presently authorized to issue 2,000 shares of common stock under the ESPP of which 13 were available for issuance as of March 31, 2005. Based on current employee participation, the Company expects to exhaust the existing authorized shares during the first half of 2005. The Board of Directors has authorized management to seek stockholder approval for 1,000 additional shares for the ESPP at the next annual stockholders meeting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and related discussion under heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.

Overview

      General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 23,400 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 15,000 additional residential and small business customers.

      In evaluating US LEC’s operating performance, we consider the following measures to be the most important:

•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.

During the three months ended March 31, 2005, management believes the Company achieved positive results in each of these measures. We believe this demonstrates the continuing validity of our business plan and our ability to execute it.

      Revenue. The following table provides a breakdown of the components of our revenue for the three months ended March 31, 2005 and 2004:

	Three months
	ended March 31,
	2005	2004
End Customer Revenue
Voice Monthly Recurring Charges	$37,836	$34,281
Data Monthly Recurring Charges	28,391	20,596
Long Distance	12,892	11,930

	79,119	66,807
Percent of Total Revenue	85%	78%

Carrier Charges
Carrier Access	8,994	14,033
Reciprocal Compensation	2,296	2,231

	11,290	16,264
Percent of Total Revenue	12%	19%

Other Revenue	3,107	2,115
Percent of Total Revenue	3%	2%

Total Revenue	$93,516	$85,186

      As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of increased penetration of established markets, continued development and acceptance of new services and results from recent acquisitions. Our operating results for the quarter ended March 31, 2005 include one full quarter of revenue resulting from the StarNet acquisition in November 2004. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunities to provide additional services to existing customers. During the quarter ended March 31, 2005, our end customer base increased from approximately 22,300 to over 23,400, and our average monthly business class customer turnover remained constant at approximately 0.7%.

      A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth will continue in future periods. During the quarter ended March 31, 2005, we increased end customer revenue from data services from approximately 24% of total revenue in the first quarter of 2004 to 30% of total revenue in the first quarter of 2005. The StarNet acquisition in November 2004 and the Fastnet acquisition in December 2003 were strategic steps in our effort to accelerate the growth of our data business. Through the StarNet acquisition, we added over 400 ISP customers and over 1,000 residential and small business shared web hosting and dial-up Internet data customers. Through the Fastnet acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we plan to aggressively market to our existing customers.

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

Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s revenue and cash flow. For a detailed description of the regulatory and judicial proceedings in which the Company is currently involved, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report and related discussion in other reports which are on file with the SEC.

      Customer Retention. One of the measures that we use to gauge our success in both providing quality services to our customers and in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. Our average monthly business class customer churn was approximately 0.7% during the quarter ended March 31, 2005. In addition, as our customer base has grown, we have had more customers’ contracts come up for renewal. Based on our renewal efforts through March 31, 2005, we expect to renew approximately 90% of the customers up for renewal in 2005. Almost all of our new customers are on three-year contracts and the majority of our renewals are for an additional three year term.

      Network Expense. During the quarter ended March 31, 2005, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. The results of these efforts are reflected in the total per circuit cost of our local network and customer loops, which decreased 11% from the first quarter of 2004 to the first quarter of 2005. This cost reduction contributed to network expense as a percentage of revenue remaining at approximately 49% for the three months ended March 31, 2005 and 2004, despite the shift in revenue mix from carrier charges toward end customer revenue, which carry higher network costs.

      Working Capital Management. During the quarter ended March 31, 2005, we continued to focus on the management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls on selling, general and administrative expenses. Although offset by increased accounts receivable and DSOs related to carrier disputes, we continued to generate positive cash flow from operations. The first quarter of 2005 was the tenth consecutive quarter that resulted in positive cash flow from operations as a result of these aforementioned factors. Cash flow from operations for the three months ended March 31, 2005 was $6.0 million.

Results of Operations

Three Months Ended March 31, 2005 Compared With the Three Months Ended March 31, 2004

      Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources — end users and carrier charges. The balance of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $93.5 million for the three months ended March 31, 2005 from $85.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Company’s end customer revenue increased to $79.1 million, or 85% of total revenue, from $66.8 million, or 78% of total revenue, for the same period in 2004. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion and acquisitions. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 3,700 customers purchasing data services, resulting in a $7.8 million increase in data revenue from the first quarter of 2004 to the first quarter of 2005. Our product take rate on organic customers — the number of services utilized by each customer — increased from 4.4 as of March 31, 2004 to 4.8 as of March 31, 2005.

      Revenue from carrier charges decreased to $11.3 million for the three months ended March 31, 2005 from $16.3 million for the same period in 2004. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due primarily to additional minutes on our network offset by anticipated lower rates.

      We expect total revenue to increase in future periods as a result of end customer growth offset in part by a decrease in carrier revenue. Other revenue including wholesale revenue accounted for only 3% of total revenue for the three months ended March 31, 2005.

      Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $45.8 million for the three months ended March 31, 2005 from $41.5 million for the three months ended March 31, 2004, yet remained flat as a percentage of revenue at 49% for the same periods despite the shift in revenue mix toward end customer revenue which carrier higher network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs.

      Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2005 increased to $12.9 million from $12.5 million for the quarter ended March 31, 2004. The increase in depreciation and amortization for the quarter was primarily due to the increase in depreciable assets in service related to US LEC’s network.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2005 increased to $35.9 million compared to $32.4 million for the quarter ended March 31, 2004, but remained constant as a percentage of revenue at 38%. The increase in expense was primarily due to an increase in salary and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in advertising and marketing, and agent commission expenses. Total headcount increased 5% to 1,078 as of March 31, 2005 from 1,030 as of March 31, 2004, while the Company increased its business class customer base by over 28% over the same period.

      Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. The maintenance of SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. An illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $64,900 in the first quarter of 2004 to $73,400 in the first quarter of 2005. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.

      Interest income and Expense. Interest income for the three months ended March 31, 2005 was $0.2 million compared to interest income of $0.1 million for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 was $4.0 million compared to $2.3 million for the three months ended March 31, 2004. The increase in interest expense was primarily related to refinancing our debt at higher effective interest rates combined with higher overall market interest rates.

      Income Taxes. For the three months ended March 31, 2005 and 2004, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.

      Net Loss. Net loss for the three months ended March 31, 2005 amounted to $4.8 million, compared to a net loss of $3.3 million for the three months ended March 31, 2004. Dividends paid in kind and accrued on preferred stock for the three months ended March 31, 2005 and 2004 amounted to $4.0 million and $3.7 million, respectively. The accretion of preferred stock issuance costs for the three months ended March 31, 2005 and 2004 amounted to $0.2 million and $0.1 million, respectively.

      As a result of the foregoing, net loss attributable to common stockholders for the three months ended March 31, 2005 amounted to $8.9 million, or $0.29 per diluted share, as compared to $7.2 million, or $0.24 per diluted share for the three months ended March 31, 2004. The increase in net loss and net loss per share was attributable to the factors discussed above.

Liquidity and Capital Resources

      Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including the private placement of $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, the private sale of $5.0 million of 11% senior subordinated notes in December 2002, the private placement of $10.0 million of Class A common stock in November 2003 and the private placement in September of 2004 of $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”). In addition, the Company has raised over $6.6 million between 1998 and March 2005 through the purchase of Class A common stock by employees under the Company’s stock plans. The first quarter of 2005 marked the tenth consecutive quarter that the Company generated cash flow from operations with net cash provided by operating activities of $6.0 million.

      On September 30, 2004 the Company issued $150.0 million in aggregate principal amount of the Notes. The Notes were issued at a price of 99.5% and bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The interest rate for the six-month period ending October 1, 2005 is approximately 11.89%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries.

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

      The Company exchanged the privately placed Notes for publicly registered notes in December 2004.

      Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $5.0 million as of March 31, 2005.

      The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	44.2	8.0	23.2	9.3	3.7

Total contractual cash obligations	$194.2	$8.0	$23.2	$159.3	$3.7

1)	Interest is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50%. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009.

      Cash provided by operating activities was approximately $6.0 million and $6.9 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in cash provided by operating activities of $0.9 million was primarily due to a $2.6 million increase in cash used for accounts receivable, a $1.0 million increase in cash used for customer revenue sharing arrangements and a $2.8 million decrease in cash used for accrued network costs. The increase in accounts receivable of $3.7 million since December 31, 2004 included an increase in end-customer receivables of $1.2 million and an increase in carrier and other receivables of $2.7 million. The increase in end-customer receivables was primarily due to an increase in our end-customer billings over the period. The increase in carrier receivables is primarily a result of unresolved disputes with inter-exchange carriers related to continued disputes regarding amounts we have billed for wireless access charges. The decrease in accounts payable was primarily related to payments for property and equipment additions accrued for as of December 31, 2004.

      Cash used in investing activities increased to $9.3 million in the first quarter of 2005 from $5.0 million in the first quarter of 2004. Cash purchases of property and equipment of $9.3 million and $4.9 million in the first quarter of 2005 and 2004, respectively, consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. Although, management expects that total capital expenditures for the purchase of property and equipment in 2005 will be similar to those in 2004, the Company’s deployment of future service offerings may require higher spending.

      Cash used in financing activities was $1.0 million for the three months ended March 31, 2005 compared to cash used in financing activities of $1.4 million for the three months ended March 31, 2004. The decrease was primarily due to the decrease in principal repayments resulting from the issuance of the Notes. Both quarters included payments on notes payable related to the acquisitions of Fastnet and StarNet.

      The restricted cash balance of $0.2 million as of March 31, 2005 and $0.2 million as of December 31, 2004, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.5 million is included in other assets in the consolidated balance sheet as of March 31, 2005 and $0.6 million as of December 31, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.

      Cash paid for capital expenditures identified above of approximately $9.3 million for the three months ended March 31, 2005, was primarily incurred to support new customer growth. We expect capital expenditures in 2005 to be consistent with capital expenditures incurred in 2004 unless the Company’s deployment of future service offerings results in higher spending. We estimate that our debt service requirements for the remainder of 2005 will be approximately $8.9 million for cash interest payments on the Notes. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least March 2006.

Critical Accounting Policies and Estimates

      There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2005, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $8.9 million based on the six-month interest rate set on April 1, 2005. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of March 31, 2005. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.

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

      Our management, under the supervision and with the participation of our principal executive officer and the persons sharing the functions of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and persons sharing the functions of our principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the last fiscal quarter, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended March 31, 2005, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 6.	Exhibits

          Exhibits:

Exhibit No.	Description

10.1	Amendment To Incentive Stock Option Agreement for Michael K. Robinson (1)
10.2	Amendment To Non-Qualified Stock Option Agreement for Michael K. Robinson (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Person Sharing Functions of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Person Sharing Functions of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Persons Sharing Functions of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:
/s/ Amy G. Radke
Vice President — Controller and acting Principal Financial Officer(s) May 6, 2005

/s/ Thomas R. Gooley
Vice President — Treasurer and acting Principal Financial Officer(s) May 6, 2005

Exhibit Index

Exhibit No.	Description

10.1	Amendment To Incentive Stock Option Agreement for Michael K. Robinson (1)
10.2	Amendment To Non-Qualified Stock Option Agreement for Michael K. Robinson (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Person Sharing Functions of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Person Sharing Functions of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Persons Sharing Functions of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Management contract or compensatory plan or arrangement.