Form 10-Q
period 2005-06-30
US LEC CORP
filed 2005-07-29
CIK 1054290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 26, 2005, there were 30,504,159 shares of Class A Common Stock outstanding.

US LEC Corp.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenue	$95,343	$91,633	$188,858	$176,820
Network Expenses (excluding depreciation and amortization shown below)	46,597	42,322	92,381	83,772
Depreciation and Amortization	12,638	11,822	25,569	24,307
Selling, General and Administrative Expenses	36,590	36,371	72,457	68,788

Income/(Loss) from Operations	(482)	1,118	(1,549)	(47)

Other (Income) Expense
Interest Income	(229)	(104)	(473)	(210)
Interest Expense	4,508	2,380	8,464	4,638

Net Loss	(4,761)	(1,158)	(9,540)	(4,475)

Less: Preferred Stock Dividends	4,033	3,800	8,007	7,544
Less: Accretion of Preferred Stock Issuance Costs	155	146	307	289

Net Loss Attributable to Common Stockholders	$(8,949)	$(5,104)	$(17,854)	$(12,308)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.30)	$(0.17)	$(0.59)	$(0.41)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,295	29,853	30,291	29,802

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets

Current Assets
Cash and cash equivalents	$35,464	$48,232
Restricted cash	169	169
Accounts receivable (net of allowance of $10,170 and $10,137 at June 30, 2005 and December 31, 2004, respectively)	66,618	60,745
Prepaid expenses and other assets	9,894	10,575

Total current assets	112,145	119,721

Property and Equipment, Net	148,756	158,617
Deferred income taxes	5,593	1,507
Other Assets	16,909	18,466

Total Assets	$283,403	$298,311

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$9,291	$13,593
Notes payable	—	980
Accrued network costs	25,981	28,730
Commissions payable	5,810	7,873
Accrued expenses — other	21,671	20,860
Deferred revenue	13,177	13,573
Deferred income taxes	5,593	1,507

Total current liabilities	81,523	87,116

Long-Term Debt	149,363	149,288
Other Liabilities	5,745	6,053

Commitments and Contingencies

Series A Mandatorily Redeemable Convertible Preferred Stock	269,472	261,158

Stockholders’ Deficiency
Common Stock — Class A, $.01 par value (122,925 authorized shares, 30,504 and 30,283 shares outstanding at June 30, 2005 and December 31, 2004)	305	303
Additional paid-in capital	92,824	92,368
Accumulated deficit	(315,829)	(297,975)

Total stockholders’ deficiency	(222,700)	(205,304)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficiency	$283,403	$298,311

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net Loss	$(9,540)	$(4,475)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,697	24,351
Accretion of debt	75	314
Accretion of lease exit costs	35	17
Other income	—	—

Changes in operating assets and liabilities:
Accounts receivable	(5,988)	(7,235)
Prepaid expenses and other assets	680	(117)
Other assets	(114)	296
Accounts payable	(1,227)	1,751
Deferred revenue	(396)	(1,715)
Accrued network costs	(2,749)	1,109
Customer commissions payable	(2,063)	(1,843)
Other liabilities	(343)	(627)
Accrued expenses — other	202	1,204

Total adjustments	13,809	17,506

Net cash provided by operating activities	4,269	13,031

Investing Activities
Purchase of property and equipment	(16,382)	(12,118)
Net assets acquired	(34)	(206)
Increase in restricted cash	—	15

Net cash used in investing activities	(16,416)	(12,309)

Financing Activities
Payments on long-term debt	—	(1,169)
Payments on notes payable	(980)	(1,214)
Payment of deferred loan fees	(99)	(211)
Proceeds from issuance of stock options and warrants	458	888

Net cash used in financing activities	(621)	(1,706)

Net Decrease in Cash and Cash Equivalents	(12,768)	(984)

Cash and Cash Equivalents, Beginning of Period	48,232	43,126

Cash and Cash Equivalents, End of Period	$35,464	$42,142

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$8,077	$3,535

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Six Months Ended June 30, 2005
(In Thousands)
(Unaudited)

	Class A Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2004	30,283	$303	$92,368	$(297,975)	$(205,304)
Issuance of ESPP Stock	211	2	432		434
Exercise of Stock Options	10		24		24
Preferred Stock Dividends				(8,007)	(8,007)
Accretion of Preferred Stock Issuance Costs				(307)	(307)
Net Loss				(9,540)	(9,540)

Balance, June 30, 2005	30,504	$305	$92,824	$(315,829)	$(222,700)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.
2. Significant Accounting Policies
     There have been no changes to the Company’s significant accounting policies as set forth in Note 2 to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004.
     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant management estimates relate to the allowance for doubtful accounts receivable, estimated end-customer contract life, accrual of network expenses payable to other telecommunications entities, income tax valuation allowance, and estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts or circumstances become known.
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
     Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,761)	$(1,158)	$(9,540)	$(4,475)
Preferred dividends	(4,033)	(3,800)	(8,007)	(7,544)
Accretion of preferred stock issuance fees	(155)	(146)	(307)	(289)

Net loss attributable to common stockholders, as reported	$(8,949)	$(5,104)	$(17,854)	$(12,308)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(368)	(2,261)	(973)	(3,716)

Pro forma net loss	$(9,317)	$(7,365)	$(18,827)	$(16,024)

Weighted average shares outstanding	30,295	29,853	30,291	29,802

Loss per share:
Basic and diluted, as reported	$(0.30)	$(0.17)	$(0.59)	$(0.41)

Basic and diluted, pro forma	$(0.31)	$(0.25)	$(0.62)	$(0.54)

     The Company estimated the fair value for stock option grants using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.72% and 3.81% for the quarters ended June 30, 2005 and 2004, respectively, and an expected life of 5.3 and 5.2 years, respectively. The weighted average remaining contractual life of stock options outstanding at June 30, 2005 was 8.0 years.
     The Company estimated the fair value of grants under the Employee Stock Purchase Plan for the three months ended June 30, 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 4.18%, and an expected life of 0.5 years.
     In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and the adoption may have a significant adverse impact on the consolidated statements of income and net income per share.
3. Long-Term Debt
     On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The current six-month rate is 11.89%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. The Company registered notes under the Securities Act of 1933 having terms substantially identical to the privately placed Notes and completed an exchange of the privately placed Notes for publicly registered notes in December 2004.
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Unamortized debt issuance fees related to the Notes are being amortized through the maturity date of October 1, 2009 and are $4,768 as of June 30, 2005.
4. Uncertainties and Contingencies
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”), and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative initiatives and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact of uncertainties associated with disputed access and reciprocal compensation revenue described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.
     Disputed Access Revenues –On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs by tariff. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9.3% of the Company’s revenue for the quarter ended June 30, 2005.
     The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the

Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced and the outcome of appeals. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on us.
     In September 2002, the Company filed a Petition for Declaratory Ruling asking the FCC to reaffirm its prior position that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. In the Eighth Report and Order, the FCC announced a prospective rule that confirms a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in the Company’s Petition, the FCC made it clear that it had not been unreasonable for a CLEC to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision, the Company withdrew its petition as moot.
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs dispute access charges that the Company billed them for wireless traffic, and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. Two of these disputes are currently in litigation. In one proceeding, the Company filed suit against Qwest Communications Corporation (“Qwest”) in the U.S. District Court in North Carolina for collection of unpaid access charges. Qwest has filed a counterclaim alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on the Company’s billing for wireless traffic. In April 2005, the Company filed suit against MCI, also in U.S. District Court in North Carolina to collect amounts owed by MCI for access charges for wireline and wireless calls. MCI filed a counterclaim seeking a return of access charges previously paid to the Company for wireless traffic.
     As noted elsewhere in this report, current access billings account for less than 10% of the Company’s year-to-date total revenue. Total net carrier receivables account for approximately half of the Company’s net receivable balance. Carriers disputing the Company’s billing of access for wireless traffic, and withholding payments for that traffic, account for approximately $28,000 of the Company’s net receivable balance. The Company disputes the right of these carriers to withhold payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. The Company intends to defend vigorously any challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges. The Qwest and MCI suits, and disputes with other IXC’s, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition. If required, the repayment of access charges already paid by Qwest, MCI and other IXC’s and the inability to collect unpaid and future charges from Qwest, MCI and other IXC’s could have a material adverse impact on the Company’s results of operations and financial condition.
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

     On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the compensation structure established by the FCC in the Remand Order remained in effect.
     On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, thus eliminating any limits on compensation set in the Remand Order, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The decision has been appealed to the D.C. Circuit.
     On February 10, 2005, the FCC responded to the Second Remand by releasing a Further NPRM (“FNPRM”) in the Unified Intercarrier Compensation docket. The FCC sought comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. Initial and Reply Comments have been filed. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s inter-carrier compensation revenue or the pending disputes with Verizon over reciprocal compensation for ISP traffic. Although reciprocal compensation accounted for only 2.3% of the Company’s revenue for the quarter ended June 30, 2005, if the FCC were to change significantly its policy for this traffic to further restrict the right of the Company to be compensated for terminating local traffic, and if such changes were approved by the courts, it could have a material adverse impact on the Company.
     Federal Regulation and Related Proceedings – On December 15, 2004, the FCC adopted an order establishing new rules for Unbundled Network Elements (“UNEs”) (“Triennial Review Remand Order” or “TRRO”). In the TRRO, the FCC substantially modified the unbundling obligations of ILECs. The FCC removed, under certain circumstances, an ILEC’s obligation to unbundle high capacity local loops and dedicated transport and eliminated the obligation to provide access to unbundled local switching and dark fiber loops, which are no longer available as UNEs. In addition to establishing an impairment framework, the FCC limited the number of unbundled high capacity loops and transport circuits that may be obtained from the ILEC even in areas in which unbundling remains.
     For the embedded base of UNEs that are no longer subject to unbundling pursuant to the modified rules, the FCC adopted transition periods to reduce any adverse impact on customers. A 12-month transition period from March 11, 2005 (the effective date of the TRRO) is provided to transition to another service any embedded UNE DS1 or DS3 Loops and transport that are no longer available as UNEs. An 18-month period is provided to transition dark fiber loops and transport to another service. During these transition periods, the circuit price is increased to either 115% of the TELRIC rate previously paid by the carrier or the price established by a state commission between June 16, 2004 and March 11, 2005, whichever is greater. UNE-P providers have a 12-month period from March 11, 2005 to transition their embedded customer base to other services.
     The FCC held that UNE loops cannot be provisioned to provide mobile wireless services or stand-alone long distance services. Other than the restrictions on high capacity EELs, no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access to UNEs or EELs.
     Several ILECs have appealed the TRRO and, on February 25, 2005, Verizon filed with the FCC a petition for a stay pending appeal of that portion of the TRRO that permits CLECs to convert special access circuits to UNE’s. The FCC denied the request for the stay pending appeal, as did the D.C. Circuit. In addition to the appeals, several carriers filed requests with the FCC seeking reconsideration of certain aspects of the TRRO.

The Company is participating in the appeal of the TRRO as well as in any proceedings seeking reconsideration of that order.
     Along with the appeals and proceedings at the federal level, several CLECs have filed emergency petitions with state PUCs seeking a declaration that the ILECs may not “self-effectuate” the elimination of the ILEC’s unbundling obligations without first negotiating a “change of law” amendment to implement the TRRO decisions. The Company is participating in proceedings brought by the CLECs before State PUCs, and also will participate in any appeals of State PUCs’ rulings that are adverse to the CLEC position. To date the results have varied in the states.
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
     Concurrent with the release of the TRRO, the FCC also released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in defined geographic areas from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but it will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Initial Comments have been filed and Reply Comments are due on July 29. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company’s network costs; however, if any of these matters addressed in the NPRM are decided adversely to the Company, it could have a material adverse effect on the Company.
     Legislation – Periodically, legislation has been introduced in Congress to alter or amend the Telecom Act. The Telecom Act opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. Additional efforts are underway to alter, amend or re-write the Telecom Act. The Company cannot predict whether any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.

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
     Interconnection Agreements with ILECs – The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. In 2003, the Company concluded interconnection arbitrations with Verizon in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states, and is still awaiting a decision from one PUC. In addition, there are ongoing proceedings in most states to implement the TRO and the TRRO that will likely result in amendments to the Company’s interconnection agreements with Verizon and BellSouth. There can be no assurance that the Company will successfully negotiate, arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.
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
5. Stockholders’ Deficiency
     Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase by 2,000 the number of shares issuable under the Plan. Under the amended Plan, 7,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. As of June 30, 2005, 1,871 were available for grant under the amended Plan. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).
     Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000 covering 2,000 shares of Class A Common Stock. The ESPP was amended in May 2005 to increase to 3,000 the number of shares issuable under the ESPP. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. As of June 30, 2005, 801 shares were available for issuance.

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
Overview
     General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 24,200 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 13,700 additional residential and small business customers.
     In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.
During the three and six months ended June 30, 2005, management believes the Company achieved positive results in our overall operating performance. We believe this demonstrates the continuing validity of our business plan and our ability to execute it.

     Revenue. The following table provides a breakdown of the components of our revenue for the three and six months ended June 30, 2005 and 2004:

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
End Customer Revenue
Voice Monthly Recurring Charges	$39,515	$35,414	$77,351	$69,695
Data Monthly Recurring Charges	29,476	22,132	57,867	42,728
Long Distance	12,421	11,879	25,313	23,809

	81,412	69,425	160,531	136,232
Percent of Total Revenue	85%	76%	85%	77%

Carrier Charges
Carrier Access	8,826	15,183	17,819	29,215
Reciprocal Compensation	2,165	4,105	4,462	6,336

	10,991	19,288	22,281	35,551
Percent of Total Revenue	12%	21%	12%	20%

Other Revenue	2,940	2,920	6,046	5,037
Percent of Total Revenue	3%	3%	3%	3%

Total Revenue	$95,343	$91,633	$188,858	$176,820

     As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of end customers and the services utilized by each customer. These results were achieved through a combination of increased penetration of established markets, continued development and customer acceptance of new services and acquisitions. In addition, high rates of customer retention facilitated end customer revenue growth and increased opportunities to provide additional services to existing customers. During the quarter ended June 30, 2005, our core end customer base increased from approximately 23,400 to over 24,200 business class customers. This increase is net of an adjustment made to our customer count made as a result of billing improvements completed for our customers. Excluding this adjustment, our customer base would have grown at a rate similar to the last several quarters. Our average monthly business class customer turnover was less than 1.0% for the quarter.
     A key source of growth in end customer revenue has been the increase in data services which we anticipate will continue. During the quarter ended June 30, 2005, we increased end customer revenue from data services from approximately 24% of total revenue in the second quarter of 2004 to 31% of total revenue in the second quarter of 2005. The StarNet acquisition in November 2004 and the FastNet acquisition in December 2003 were strategic steps in our effort to accelerate the growth of our data business. Through the FastNet acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we have aggressively marketed to our customers.
     Customer Retention. One of the measures that we use to gauge our success in both providing quality services to our customers and in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. Our average monthly business class customer churn was less than 1.0% during the quarter ended June

30, 2005. In addition, as our customer base has grown, we have had more customers’ contracts come up for renewal. Based on our renewal efforts through June 30, 2005, we expect to renew approximately 90% of the customers up for renewal in 2005. Almost all of our new customers are on three-year contracts and the majority of our renewals are for additional three year terms.
     Network Expense. During the quarter ended June 30, 2005, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. The results of these efforts are reflected in the total per circuit cost of our local network and customer loops, which decreased 8% from the second quarter of 2004 to the second quarter of 2005. This cost reduction helped to offset the shift in revenue mix from carrier charges toward end customer revenue, which carry higher network costs. Both factors resulted in network expense as a percentage of total revenue increasing from approximately 46% to approximately 49% for the three months ended June 30, 2004 and 2005, respectively.
     Working Capital Management. During the six months ended June 30, 2005, we continued to focus on the management of end customer receivables , accounts payable, vendor relationships and strict purchasing controls on selling, general and administrative expenses. Cash flow from operations for the three and six months ended June 30, 2005 was ($1.7) million and $4.3 million, respectively. The use of cash from operations this quarter was primarily due to the payment of interest on our Notes, an increase in accounts receivable due to continuing disputes with carriers regarding charges for wireless traffic, and a reduction of our accounts payable and accrued network costs.
Results of Operations
Three and Six Months Ended June 30, 2005 Compared With the Three and Six Months Ended June 30, 2004
     Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources – end users and carrier charges. The balance of the Company’s revenue is derived from wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $95.3 million for the three months ended June 30, 2005 from $91.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, revenue was $188.9 million and $176.8 million, respectively. Substantially all of the increase in total revenue was due to an increase in end customer revenue, as carrier charges decreased significantly from 2004 to 2005. For the three months ended June 30, 2005, the Company’s end customer revenue increased to $81.4 million, or 85% of total revenue, from $69.4 million, or 76% of total revenue, for the same period in 2004. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services and geographic expansion and acquisitions. Of particular note is that the majority of the increase in end customer revenue was due to a $7.3 million increase in data revenue from the second quarter of 2004 to the second quarter of 2005. Our average product take rate by organic customers – the number of services purchased by each customer – increased from 4.6 as of June 30, 2004 to 4.8 as of June 30, 2005.
     Revenue from carrier charges decreased to $11.0 million for the three months ended June 30, 2005 from $19.3 million for the same period in 2004. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, revenue from carrier charges decreased to $22.3 million from $35.6 million. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due primarily to additional minutes on our network offset by anticipated lower rates.

     We expect total revenue to increase in future periods as a result of end customer growth offset in part by a decrease in carrier revenue. Other revenue including wholesale revenue accounted for only 3% of total revenue for the three and six months ended June 30, 2005.
     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $46.6 million for the three months ended June 30, 2005 from $42.3 million for the three months ended June 30, 2004, and increased as a percentage of revenue to 49% from 46% for the same periods as a result of the shift in revenue mix toward end customer revenue. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, network expense increased to $92.4 million from $83.8 million, and increased as a percent of revenue to 49% from 47%. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in the number of customers and usage by our customers, as well as a shift to higher network expense for end customer revenue. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were net of decreases in network expense as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2005 increased to $12.6 million from $11.8 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, depreciation and amortization expense increased to $25.6 million from $24.3 million. The increase in depreciation and amortization for the quarter was primarily due to the increase in depreciable assets in service related to US LEC’s network.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2005 increased to $36.6 million compared to $36.4 million for the quarter ended June 30, 2004, but decreased as a percentage of revenue to 38% from 40%. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, SG&A increased to $72.5 million, from $68.8 million, while decreasing as a percentage of revenue from 39% to 38%. The increase in expense was primarily due to an increase in salary and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in advertising and marketing, and agent commission expenses. Total headcount increased only 4%, to 1,092 as of June 30, 2005, from 1,054 as of June 30, 2004, while the Company’s business class customer base increased by approximately 25% over the same period. Another illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $65,900 in the second quarter of 2004 to $74,600 in the second quarter of 2005.
     Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. Maintaining SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.
     Interest income. Interest income for the three and six months ended June 30, 2005 was $0.2 million and $0.5 million, respectively, compared to interest income of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2004.
     Interest expense. Interest expense for the three and six months ended June 30, 2005 was $4.5 million and $8.5 million, respectively, compared to $2.4 million and $4.6 million for the comparable periods in 2004. The increase in interest expense was primarily related to refinancing our debt in September 2004 at higher effective interest rates combined with higher overall market interest rates.

     Income Taxes. For the three and six months ended June 30, 2005 and 2004, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for the three and six months ended June 30, 2005 amounted to $4.8 million and $9.5 million, respectively. Dividends paid in kind and accrued on preferred stock for the three and six months ended June 30, 2005 amounted to $4.0 million and $8.0 million, respectively. The accretion of preferred stock issuance costs for the three and six months ended June 30, 2005 amounted to $0.2 million and $0.3 million, respectively.
     As a result of the foregoing, net loss attributable to common stockholders for the three months ended June 30, 2005 was $8.9 million, or $0.30 per diluted share, as compared to $5.1 million, or $0.17 per diluted share for the three months ended June 30, 2004. For the six months ended June 30, 2005 net loss attributable to common stockholders was $17.9 million, or $0.59 per diluted share, as compared to $12.3 million, or $0.41 per diluted share for the six months ended June 30, 2004.
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including the private placement of $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, the private sale of $5.0 million of 11% senior subordinated notes in December 2002, the private placement of $10.0 million of Class A common stock in November 2003 and the private placement in September of 2004 of $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”). In addition, the Company has raised over $7.1 million between 1998 and June 2005 through the purchase of Class A common stock by employees under the Company’s stock plans. The second quarter of 2005 was the first time in eleven consecutive quarters that the Company did not generate positive cash flow from operations, primarily as a result of unpaid accounts receivable from carriers that are disputing amounts billed for wireless access charges together with an increase in the amount of interest paid in the quarter on the Notes and a reduction of accounts payable and accrued network costs. Net cash provided by operating activities for the six months ended June 30, 2005 was $4.3 million.
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
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively.
     The Company exchanged the privately placed Notes for publicly registered notes in December 2004.

     Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $4.8 million as of June 30, 2005.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	42.2	7.9	23.2	7.7	3.4

Total contractual cash obligations	$192.2	$7.9	$23.2	$157.7	$3.4

1)	Interest is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50%. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009.
     Cash provided by operating activities was approximately $4.3 million and $13.0 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash provided by operating activities of $8.7 million was primarily due to a $7.8 million increase in cash used for accounts payable, accrued expenses and network expense, a $1.2 million increase of cash provided by accounts receivable, offset by the increased loss from operations. The increase in accounts receivable of $5.9 million since December 31, 2004 included an increase in end-customer receivables of $0.8 million and an increase in carrier and other receivables of $5.1 million. The slight increase in end-customer receivables was primarily due to an increase in end customer billings during the period, offset by a decrease in net days sales outstanding from 42 for the quarter ended December 31, 2004 to 37 for the quarter ended June 30, 2005. The increase in carrier receivables was primarily a result of unresolved disputes with inter-exchange carriers regarding amounts we have billed for wireless access charges, described in Note 4 to the condensed consolidated financial statements.
     Cash used in investing activities increased to $16.4 million for the six months ended June 30, 2005 from $12.3 million for the six months ended June 30, 2004. The majority of these cash purchases consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. Although management expects that total capital expenditures for the purchase of property and equipment in 2005 will be similar to those in 2004, the Company’s deployment of future service offerings may require higher spending.
     Cash used in financing activities was $0.6 million for the six months ended June 30, 2005 compared to cash used in financing activities of $1.7 million for the six months ended June 30, 2004. The decrease was primarily due to the decrease in principal repayments resulting from the issuance of the Notes. Both six month periods included payments on notes payable related to the acquisitions of FastNet or StarNet.
     The current portion of restricted cash was $0.2 million as of June 30, 2005 and December 31, 2004. In addition, the non-current portion of restricted cash of $0.5 million is included in other assets in the consolidated balance sheet as of June 30, 2005 and $0.6 million as of December 31, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash paid for capital expenditures identified above of approximately $16.4 million for the six months ended June 30, 2005, was primarily incurred to support new customer growth. We expect capital expenditures in

2005 to be consistent with capital expenditures incurred in 2004 unless the Company’s deployment of future service offerings results in higher spending. We estimate that our debt service requirements for the remainder of 2005 will be approximately $9.1 million for cash interest payments on the Notes. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least June 2006.
Critical Accounting Policies and Estimates
     There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2005, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $9.1 million based on the six-month interest rate set on April 1, 2005 and the estimated rate to be set on October 1, 2005. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of June 30, 2005. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, inter-carrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended June 30, 2005, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
Item 4. Submission of Matters to a Vote of Security Holders
     US LEC’s annual meeting of stockholders was held on May 25, 2005 to elect eight directors for a one-year term and to approve amendments to the Company’s Omnibus Stock Plan (“Stock Plan”) and Employee Stock Purchase Plan (“ESPP”). Two directors were elected by the holders of the Company’s Series A Preferred Stock. Six directors were elected by the holders of the Company’s Class A Common Stock and the holders of the Series A Preferred Stock, voting together as a single class with the holders of the Series A Preferred Stock voting on an “as converted basis.” The name of each director elected at the meeting and the number of votes cast for or withheld with respect to, each director and the number of votes cast for, against or abstained with respect to the Stock Plan and ESPP are set forth below.

		Votes
Nominee	Class of Stock	For	Withheld
Class A Directors

Richard T. Aab	Class A	24,664,205	3,673,080
	Series A Preferred	9,434,278	—

David M. Flaum	Class A	27,814,283	523,002
	Series A Preferred	9,434,278	—

Tansukh V. Ganatra	Class A	24,665,001	3,672,284
	Series A Preferred	9,434,278	—

Aaron D. Cowell	Class A	24,680,674	3,656,611
	Series A Preferred	9,434,278	—

Steven L. Schoonover	Class A	27,813,549	523,736
	Series A Preferred	9,434,278	—

Michael C. MacDonald	Class A	27,824,783	512,502
	Series A Preferred	9,434,278	—

Series A Preferred Stock Directors

Anthony J. DiNovi	Series A Preferred	9,434,278	—

Michael A. Krupka	Series A Preferred	9,434,278	—

		For	Against	Abstain
Amendment to Omnibus Stock Plan	Class A	20,196,269	911,154	107,537
	Series A Preferred	9,434,278	—	—

Amendment to Employee Stock Purchase Plan	Class A	20,732,709	378,864	103,603
	Series A Preferred	9,434,278	—	—
Item 6. Exhibits
Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:	/s/ J. Lyle Patrick
J. Lyle Patrick
Executive Vice President and Chief Financial Officer
July 29, 2005

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