Form 10-Q
period 2005-09-30
US LEC CORP
filed 2005-11-01
CIK 1054290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
As of October 27, 2005, there were 30,504,159 shares of Class A Common Stock outstanding.

US LEC Corp.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenue	$98,824	$87,262	$287,682	$264,082
Network Expenses (excluding depreciation and amortization shown below)	47,680	44,016	140,061	127,788
Depreciation and Amortization	12,684	12,570	38,253	36,877
Selling, General and Administrative Expenses	37,560	32,876	110,017	101,664

Income/(Loss) from Operations	900	(2,200)	(649)	(2,247)

Other (Income) Expense
Other Income	(202)	—	(202)	—
Charges Related to Early Extinguishment of Debt (Note 3)	—	(4,416)	—	(4,416)
Interest Income	(281)	(135)	(754)	(345)
Interest Expense (Note 3)	4,509	2,945	12,973	7,583

Net Loss	(3,126)	(9,426)	(12,666)	(13,901)

Less: Preferred Stock Dividends	4,094	3,857	12,101	11,401
Less: Accretion of Preferred Stock Issuance Costs	157	148	464	436

Net Loss Attributable to Common Stockholders	$(7,377)	$(13,431)	$(25,231)	$(25,738)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.24)	$(0.45)	$(0.83)	$(0.86)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,504	30,045	30,363	29,884

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
Assets

Current Assets
Cash and cash equivalents	$37,021	$48,232
Restricted cash	67	169
Accounts receivable (net of allowance of $10,889 and $10,137
at September 30, 2005 and December 31, 2004, respectively)	71,748	60,745
Prepaid expenses and other assets	10,296	10,575

Total current assets	119,132	119,721

Property and Equipment, Net	146,884	158,617
Deferred income taxes	6,194	1,507
Other Assets	15,496	18,466

Total Assets	$287,706	$298,311

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$8,479	$13,593
Notes payable	—	980
Accrued network costs	27,017	28,730
Commissions payable	4,674	7,873
Accrued expenses — other	28,593	20,860
Deferred revenue	14,263	13,573
Deferred income taxes	6,194	1,507

Total current liabilities	89,220	87,116

Long-Term Debt (Note 3)	149,400	149,288
Other Liabilities	5,440	6,053

Commitments and Contingencies

Series A Mandatorily Redeemable Convertible Preferred Stock	273,723	261,158

Stockholders’ Deficiency
Common stock — Class A, $.01 par value (122,925 authorized shares,
30,504 and 30,283 shares outstanding at September 30, 2005 and December 31, 2004)	305	303
Additional paid-in capital	92,824	92,368
Accumulated deficit	(323,206)	(297,975)

Total stockholders’ deficiency	(230,077)	(205,304)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficiency	$287,706	$298,311

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net Loss	$(12,666)	$(13,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,253	36,877
Charges related to early extinguishment of debt (Note 3)	—	2,375
Accretion of debt	113	2,512
Accretion of lease exit costs	52	31
Other income	(49)	54

Changes in operating assets and liabilities:
Accounts receivable	(11,275)	(14,211)
Prepaid expenses and other assets	278	(520)
Other assets	387	928
Accounts payable	(1,401)	1,411
Deferred revenue	690	(185)
Accrued network costs	(1,687)	4,562
Customer commissions payable	(3,198)	(2,572)
Other liabilities	(814)	(659)
Accrued expenses — other	6,671	(3,031)

Total adjustments	28,020	27,572

Net cash provided by operating activities	15,354	13,671

Investing Activities
Purchase of property and equipment	(26,202)	(22,002)
Net assets acquired	(34)	(220)
Proceeds from insurance claim	201	—
Decrease in restricted cash	102	(8)

Net cash used in investing activities	(25,933)	(22,230)

Financing Activities
Proceeds from issuance of floating rate notes	—	149,250
Payments on long-term debt	—	(128,280)
Payments on notes payable	(980)	(1,214)
Payment of deferred loan fees	(110)	(4,642)
Proceeds from issuance of stock options and warrants	458	925

Net cash (used in) provided by financing activities	(632)	16,039

Net (Decrease) Increase in Cash and Cash Equivalents	(11,211)	7,480

Cash and Cash Equivalents, Beginning of Period	48,232	43,126

Cash and Cash Equivalents, End of Period	$37,021	$50,606

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$8,090	$7,551

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Nine Months Ended September 30, 2005
(In Thousands)
(Unaudited)

	Class A Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2004	$30,283	$303	$92,368	$(297,975)	(205,304)
Issuance of ESPP Stock	211	2	432		434
Exercise of Stock Options	10		24		24
Preferred Stock Dividends				(12,101)	(12,101)
Accretion of Preferred Stock Issuance Costs				(464)	(464)
Net Loss				(12,666)	(12,666)

Balance, September 30, 2005	$30,504	$305	$92,824	$(323,206)	(230,077)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.
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

     Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,126)	$(9,426)	$(12,666)	$(13,901)
Preferred dividends	(4,094)	(3,857)	(12,101)	(11,401)
Accretion of preferred stock issuance fees	(157)	(148)	(464)	(436)

Net loss attributable to common stockholders, as reported	$(7,377)	$(13,431)	$(25,231)	$(25,738)

Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects	(475)	(1,886)	(1,448)	(5,602)

Pro forma net loss	$(7,852)	$(15,317)	$(26,679)	$(31,340)

Weighted average shares outstanding	30,504	30,045	30,363	29,884

Loss per share:
Basic and diluted, as reported	$(0.24)	$(0.45)	$(0.83)	$(0.86)

Basic and diluted, pro forma	$(0.26)	$(0.51)	$(0.88)	$(1.05)

     The Company estimated the fair value for stock option grants using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 4.18% and 3.38% for the quarters ended September 30, 2005 and 2004, respectively, and an expected life of 5.2 and 5.1 years, respectively. The weighted average remaining contractual life of stock options outstanding at September 30, 2005 was 7.8 years.
     The Company estimated the fair value of grants under the Employee Stock Purchase Plan for the three months ended September 30, 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 4.72%, and an expected life of 0.5 years.
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
3. Long-Term Debt
     On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year. The six-month rate set on October 1, 2005 is approximately 12.72%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. The Company registered notes under the Securities Act of 1933 having terms substantially identical to the privately placed Notes and completed an exchange of the privately placed Notes for publicly registered notes in December 2004.
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Unamortized debt issuance fees related to the Notes are being amortized through the maturity date of October 1, 2009 and are $4,490 as of September 30, 2005.
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
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The credit facility matures in August 2009. The interest rate for any advances under the credit facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus .25% or the LIBOR, plus 2.25%. As of the date of this filing there were no advances under the credit facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of our subsidiaries.
4. Uncertainties and Contingencies
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”), the emergence of new technologies and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative initiatives and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact of uncertainties associated with disputed access and reciprocal compensation revenue described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.
     Disputed Access Revenues – On April 27, 2001, the FCC released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs by tariff. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9.1% of the Company’s revenue for the quarter ended September 30, 2005.
     The Seventh Report and Order and Eighth Report and Order provide some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order and the Eighth Report and Order, their effect on the Company continue to depend on how they are interpreted and enforced. If the Seventh Report and Order or the Eighth Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on the Company.
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
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs dispute access charges that the Company billed them for wireless traffic, and some have elected to withhold current payments, in whole or in part, pending resolution of their disputes. Two of these disputes are currently in litigation. In one proceeding commenced in January 2005, the Company filed suit against Qwest Communications Corporation (“Qwest”) in the U.S. District Court in North Carolina for collection of unpaid access charges. Qwest filed a counterclaim alleging breach of contract, unjust enrichment, fraud and negligent misrepresentation based on the Company’s billing for wireless traffic. In April 2005, the Company filed suit against MCI, also in U.S. District Court in North Carolina, to collect amounts owed by MCI for access charges for wireline and wireless calls. MCI filed a counterclaim alleging breach of federal and state tariff obligations and seeking a return of access charges previously paid to the Company for wireless traffic.
     As noted elsewhere in this report, current carrier access billings account for less than 10% of the Company’s year-to-date total revenue. Total net carrier receivables account for approximately half of the Company’s net receivable balance. Carriers disputing the Company’s billing of access for wireless traffic, and withholding payments for that traffic, account for approximately $30,000 of the Company’s net receivable balance after an allowance for doubtful accounts related to those disputed accounts receivable. Of its total allowance for doubtful accounts of $10.9 million, approximately $7.4 million is associated with $41.9 million gross accounts receivable from all carriers as of September 30, 2005. The Company disputes the right of these carriers to withhold payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. The Company intends to continue to defend vigorously any challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges, however, at this time, given the uncertainties of litigation, the Company cannot predict when or how the disputes will be resolved. The Qwest and MCI suits, and disputes with other IXC’s, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on the Company’s results of operations and financial condition. If required, the repayment of access charges already paid by Qwest, MCI and other IXC’s and the inability to collect unpaid and future charges from Qwest, MCI and other IXC’s could have a material adverse impact on the Company’s results of operations and financial condition.
     In addition, in light of the general conditions prevailing in the telecommunications industry, there is a risk of further delinquencies, nonpayment or bankruptcies by other telecommunications carriers that owe outstanding amounts derived from access and facility revenues we have billed. Such events, in the aggregate, could have a material adverse effect on the Company’s performance in future periods. We are unable to predict such events at this time.
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
     On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, thus eliminating any limits on compensation set in the Remand Order, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The decision has been appealed to the D.C. Circuit.
     On February 10, 2005, the FCC responded to the Second Remand by releasing a Further NPRM (“FNPRM”) in the Unified Intercarrier Compensation docket. The FCC sought comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. Initial and Reply Comments have been filed. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s inter-carrier compensation revenue or the pending disputes with Verizon over reciprocal compensation for ISP traffic. Although reciprocal compensation accounted for only 2.1% of the Company’s revenue for the quarter ended September 30, 2005, if the FCC were to change significantly its policy for this traffic to further restrict the right of the Company to be compensated for terminating local traffic, and if such changes were approved by the courts, it could have a material adverse impact on the Company.
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
     Several carriers have appealed the TRRO and all requests for a stay pending appeal were denied. In addition to the appeals, several carriers filed requests with the FCC seeking reconsideration of certain aspects of the TRRO. The Company is participating in the appeal of the TRRO as well as in proceedings seeking reconsideration of that order.
     Along with the appeals and proceedings at the federal level, several CLECs have filed emergency petitions with state PUCs seeking a declaration that the ILECs may not “self-effectuate” the elimination of the ILEC’s unbundling obligations without first negotiating a “change of law” amendment to implement the TRRO decisions. The Company is participating in proceedings brought by the CLECs before State PUCs, and also will participate in appeals of State PUCs’ rulings that are adverse to the CLEC position. To date the results have varied in the states.
     Given the uncertainty surrounding the determination of which wire centers meet the requirements for both loops and transport (there is some dispute as to whether the ILECs have properly classified the impairment status of the wire centers based on the criteria set forth by the FCC), and the ultimate impact of the caps imposed on per-building and per-route UNEs, the Company cannot predict the ultimate effect the TRRO will have in the near future. However, the significant majority of our customers’ circuits currently are not UNE-based; rather, the Company has continued to purchase the majority of customer circuits and other transport facilities either from ILECs at their special access pricing or from other carriers. Thus, while the FCC’s decision to permit, but limit, the availability of UNE loops and transport will not, in and of itself, have a material adverse impact on the Company, it ultimately could remove a significant opportunity for future cost-savings unless the Company is able to avoid the impact of the caps by purchasing either loops or transport from other carriers at competitive prices. The TRRO decision also has implications in the marketplace, where the Company’s UNE-based competitors have had a cost advantage over the Company. The elimination of UNEs in certain key markets, combined with limited availability and higher prices for those UNEs that remain available will reduce this cost advantage. While not directly related, the elimination of some UNEs, and the limitations on others could lead the ILECs to attempt to increase the costs for special access, which the Company would oppose. The elimination of, or higher prices for UNEs, combined with increases in prices for special access could have a material adverse effect on the Company.
     Concurrent with the release of the TRRO, the FCC also released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in defined geographic areas from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but it will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area)

accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Initial and Reply Comments have been filed and the matter is under review by the FCC. The Company cannot predict the impact, if any, the NPRM will have on the Company’s network costs; however, if any of these matters addressed in the NPRM are decided adversely to the Company, it could have a material adverse effect on the Company.
     On September 23, 2005, the FCC released an order finding that wireline broadband Internet access service is an information service and not a telecommunications service. As a result, the offering of that service is largely deregulated. While the order retains the obligation of LECs to make UNEs available for the transmission component of the service, CLECs will not be allowed to use UNEs exclusively to provide that service. While the Company should not be directly impacted by this decision, it could increase the ILECs ability to compete with the Company for this service to ISPs. The order requires ILECs to maintain in place existing arrangements with ISPs for a one-year transition period. The order is likely to be appealed.
     Legislation – Periodically, legislation has been introduced in Congress to alter or amend the Telecom Act. The Telecom Act opened the local telephone markets for competition and outlines many of the ground rules pursuant to which the ILECs and the CLECs operate with respect to each other. Additional efforts are underway to alter, amend or re-write the Telecom Act, with bills having been introduced in both the House and Senate that are aimed at further relaxing the regulation of ILECs and at creating new frameworks to govern the provision of so-called broadband services. The Company cannot predict whether or when any particular piece of legislation will become law and how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.
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
     Interconnection Agreements with ILECs – The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform and, as existing interconnection agreements expire, the Company will be required to negotiate extension or replacement agreements. US LEC also may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, there are ongoing proceedings in most states to implement the TRO and the TRRO that will likely result in amendments to the Company’s interconnection agreements with Verizon and BellSouth. There can be no assurance that the Company will successfully negotiate, arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.
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
5. Stockholders’ Deficiency
     Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase by 2,000 the number of shares issuable under the Plan. Under the amended Plan, 7,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. As of September 30, 2005, 1,882 were available for grant under the amended Plan. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).
     Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000 covering 2,000 shares of Class A Common Stock. The ESPP was amended in May 2005 to increase to 3,000 the number of shares issuable under the ESPP. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. As of September 30, 2005, 801 shares were available for issuance.

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
Overview
     General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 25,200 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting and dial-up Internet services to approximately 12,800 additional residential and small business customers.
     In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.
During the three and nine months ended September 30, 2005, management believes the Company achieved positive results in our overall operating performance.

     Revenue. The following table provides a breakdown of the components of our revenue for the three and nine months ended September 30, 2005 and 2004:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
End Customer Revenue
Voice Monthly Recurring Charges	$40,418	$36,628	$117,769	$106,323
Data Monthly Recurring Charges	30,820	23,449	88,687	66,178
Long Distance	12,851	12,876	38,164	36,685

	84,089	72,953	244,620	209,186
Percent of Total Revenue	85%	84%	85%	79%

Carrier Charges
Carrier Access	9,022	8,702	26,841	37,917
Reciprocal Compensation	2,053	2,175	6,515	8,511

	11,075	10,877	33,356	46,428
Percent of Total Revenue	11%	12%	12%	18%

Other Revenue	3,660	3,432	9,706	8,468
Percent of Total Revenue	4%	4%	3%	3%

Total Revenue	$98,824	$87,262	$287,682	$264,082

     As illustrated by the table above, substantially all of the increase in total revenue resulted from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of end customers and the services utilized by each customer. These results were achieved through a combination of increased penetration of established markets, continued development and customer acceptance of new services and acquisitions we made in 2003 and 2004. In addition, high rates of customer retention facilitated end customer revenue growth and increased opportunities to provide additional services to existing customers. During the quarter ended September 30, 2005, our core end customer base increased from approximately 24,200 to over 25,200 business class customers.
     A key source of growth in end customer revenue has been the increase in data services which we anticipate will continue. During the quarter ended September 30, 2005, we increased end customer revenue from data services from approximately 27% of total revenue in the third quarter of 2004 to 31% of total revenue in the third quarter of 2005. The StarNet acquisition in November 2004 and the FastNet acquisition in December 2003 were strategic steps in our effort to accelerate the growth of our data business. Through the FastNet acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we have aggressively marketed to our customers.
     Customer Retention. One of the measures that we use to gauge our success in both providing quality services to our customers and in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills and customers that do not renew their contract. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. Our average monthly business class customer churn was less than 1.0% during the quarter ended September 30, 2005. In addition, as our customer base has grown, we have had more customers’ contracts come up for renewal. Based on our renewal efforts through September 30, 2005, we expect to renew the vast majority of the customers up for renewal in 2005. Almost all of our new customers are on three-year contracts and the majority of our renewals are for additional three year terms.
     Network Expense. During the quarter ended September 30, 2005, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. The results of these efforts are reflected in the total per circuit cost of our local network and customer loops, which decreased 9% from the third quarter of 2004 to the third quarter of 2005. This cost reduction helped to offset the shift in our revenue mix from carrier charges to end customer revenue, which carry higher network costs. Both factors resulted in network expense as a percentage of total revenue decreasing from approximately 50% to approximately 48% for the three months ended September 30, 2004 and 2005, respectively.
     Working Capital Management. During the nine months ended September 30, 2005, we continued to focus on the management of end customer receivables, accounts payable, vendor relationships and strict purchasing controls on selling, general and administrative expenses. Cash flow from operations for the three and nine months ended September 30, 2005 was $11.1 million and $15.4 million, respectively.
Results of Operations
     Three and Nine Months Ended September 30, 2005 Compared With the Three and Nine Months Ended September 30, 2004
     Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources – end users and carrier charges. The balance of the Company’s revenue is derived from wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $98.8 million for the three months ended September 30, 2005 from $87.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, revenue was $287.7 million and $264.1 million, respectively. Substantially all of the increase in total revenue was due to an increase in end customer revenue, as carrier charges decreased significantly from 2004 to 2005. For the three months ended September 30, 2005, the Company’s end customer revenue increased to $84.1 million, or 85% of total revenue, from $73.0 million, or 84% of total revenue, for the same period in 2004. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services and geographic expansion and acquisitions we made in 2003 and 2004. Of particular note is that the majority of the increase in end customer revenue was due to a $7.4 million increase in data revenue from the third quarter of 2004 to the third quarter of 2005. Our average product take rate by organic business class customers – the number of services purchased by each customer – increased from 4.7 as of September 30, 2004 to 4.8 as of September 30, 2005.
     Revenue from carrier charges increased to $11.1 million for the three months ended September 30, 2005 from $10.9 million for the same period in 2004. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, revenue from carrier charges decreased to $33.4 million from $46.4 million due principally to a marked decrease in FCC mandated interstate access rates that took effect in June 2004. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due primarily to additional minutes on our network offset by anticipated lower rates.
     We expect total revenue to increase in future periods as a result of end customer growth offset in part by a decrease in carrier revenue. Other revenue including wholesale revenue accounted for only 3% of total revenue for the nine months ended September 30, 2005.

     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $47.7 million for the three months ended September 30, 2005 from $44.0 million for the three months ended September 30, 2004, but decreased as a percentage of revenue to 48% from 50% for the same periods primarily as a result of the decrease in the total per circuit cost of our local network and customer loops. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, network expense increased to $140.1 million from $127.8 million, and increased as a percent of revenue to 49% from 48%. The increase as a percentage of revenue was primarily a result of the increase in the size of US LEC’s network, an increase in the number of customers and usage by our customers, as well as a shift to higher network expense for end customer revenue. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in the number of customers, usage by our customers and a shift to higher network expense for end customer revenue. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were net of decreases in network expense as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2005 increased to $12.7 million from $12.6 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, depreciation and amortization expense increased to $38.3 million from $36.9 million. The increase in depreciation and amortization for both periods was primarily due to the increase in depreciable assets in service related to US LEC’s network.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2005 increased to $37.6 million compared to $32.9 million for the quarter ended September 30, 2004, and remained flat as a percentage of revenue at 38%. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, SG&A increased to $110.0 million, from $101.7 million, and also remained flat as a percentage of revenue at 38%. The increase in expense was primarily due to an increase in salary and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in advertising and marketing, and agent commission expenses. Total headcount increased only 6%, to 1,099 as of September 30, 2005, from 1,034 as of September 30, 2004, while the Company’s business class customer base increased by approximately 22% over the same period. Another illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $70,600 in the third quarter of 2004 to $76,500 in the third quarter of 2005.
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
     Other Income. Other income of $0.2 million for the quarter ended September 30, 2005 was related to the final settlement of the insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.
     Charges Related to the Early Extinguishment of Debt. Charges related to the early extinguishment of debt totaled $4.4 million in 2004 and were related to the early retirement of the Company’s subordinated debt and the related acceleration of the $2.0 million discount associated with this subordinated debt and $2.4 million of unamortized debt issuance fees related to the senior credit facility and the ssubordinated notes.

     Interest Income. Interest income for the three and nine months ended September 30, 2005 was $0.3 million and $0.8 million, respectively, compared to interest income of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2004.
     Interest Expense. Interest expense for the three and nine months ended September 30, 2005 was $4.5 million and $13.0 million, respectively, compared to $2.9 million and $7.6 million for the comparable periods in 2004. The increase in interest expense was primarily related to refinancing our debt in September 2004 at higher effective interest rates combined with higher overall market interest rates.
     Income Taxes. For the three and nine months ended September 30, 2005 and 2004, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, because management cannot conclude, based on available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for the three and nine months ended September 30, 2005 amounted to $3.1 million and $12.7 million, respectively. Dividends paid in kind and accrued on preferred stock for the three and nine months ended September 30, 2005 amounted to $4.1 million and $12.1 million, respectively. The accretion of preferred stock issuance costs for the three and nine months ended September 30, 2005 amounted to $0.2 million and $0.5 million, respectively.
     As a result of the foregoing, net loss attributable to common stockholders for the three months ended September 30, 2005 was $7.4 million, or $0.24 per diluted share, as compared to $13.4 million, or $0.45 per diluted share for the three months ended September 30, 2004. For the nine months ended September 30, 2005 net loss attributable to common stockholders was $25.2 million, or $0.83 per diluted share, as compared to $25.7 million, or $0.86 per diluted share for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under secured credit facilities and private placements of equity and debt securities, including the private placement of $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, the private placement of $10.0 million of Class A common stock in November 2003 and the private placement in September of 2004 of $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009. The Company exchanged the privately placed notes for publicly registered notes in December 2004 (the “Notes”). In addition, the Company has raised over $7.1 million between 1998 and September 2005 through the purchase of Class A common stock by employees under the Company’s stock plans. The third quarter of 2005 was the eleventh time in twelve consecutive quarters that the Company generated positive cash flow from operations. Net cash provided by operating activities for the nine months ended September 30, 2005 was $15.4 million.
     The Notes bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year. The interest rate for the six-month period ending April 1, 2006 which was set on October 1, 2005, is approximately 12.72%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries.
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
     Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $4.5 million as of September 30, 2005.
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The credit facility matures in August 2009. The interest rate for any advances under the credit facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus .25% or the London Interbank Offered Rate, plus 2.25%. As of the date of this filing there were no advances under the Credit Facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of the subsidiaries.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	43.9	8.5	25.2	6.9	3.3

Total contractual cash obligations	$193.9	$8.5	$25.2	$156.9	$3.3

1)	Interest is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50%. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009.
     Cash provided by operating activities was approximately $15.4 million and $13.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash provided by operating activities of $1.7 million was primarily due to a $1.2 million decrease in the loss from operations. The net changes in assets and liabilities resulted in cash provided of $0.4 million. The increase in accounts receivable of $11.0 million since December 31, 2004 included an increase in end-customer receivables of $3.4 million and an increase in carrier and other receivables of $7.6 million. The increase in end-customer receivables was primarily due to an increase in end customer billings during the period, offset by a decrease in net days sales outstanding from 41 for the quarter ended December 31, 2004 to 39 for the quarter ended September 30, 2005. The increase in carrier receivables was primarily a result of unresolved disputes with inter-exchange carriers regarding amounts we have billed for wireless access charges, as described in Note 4 to the condensed consolidated financial statements.
     Cash used in investing activities increased to $25.9 million for the nine months ended September 30, 2005 from $22.2 million for the nine months ended September 30, 2004. The majority of these cash purchases consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. These uses of cash were offset by a reduction in the restricted cash and the receipt of the final settlement of the insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities during the quarter ended March 31, 2003.
     Cash used in financing activities was $0.6 million for the nine months ended September 30, 2005 compared to cash provided by financing activities of $16.0 million for the nine months ended September 30,

2004. This change was primarily due to the receipt of $149.3 million related to the sale of the Notes offset by the $120.3 million repayment of the Company’s senior credit facility, the $6.7 million repayment of the Company’s 11% senior subordinated notes and deferred loan fees paid in the third quarter of 2004. Both nine month periods included payments on notes payable related to the acquisitions of FastNet or StarNet.
     The Company made an $8.9 million interest payment on the Notes on October 3, 2005. The next interest payment of approximately $9.5 million will be made in April 2006.
     The current portion of restricted cash was $0.1 million and $0.2 million as of September 30, 2005 and December 31, 2004, respectively. In addition, the non-current portion of restricted cash of $0.5 million is included in other assets in the consolidated balance sheet as of September 30, 2005 and $0.6 million as of December 31, 2004. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash paid for capital expenditures identified above of approximately $26.2 million for the nine months ended September 30, 2005, was primarily incurred to support new customer growth. We expect capital expenditures in 2005 to be consistent with capital expenditures incurred in 2004 unless the Company’s deployment of future service offerings results in higher spending. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least September 2006.
Critical Accounting Policies and Estimates
     There have been no changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2005, investments consisted primarily of institutional money market funds. The Company has total variable rate debt with a face value of $150.0 million as of September 30, 2005. At this level, each one percent increase or decrease in interest rates would have approximately a $1.5 million annual impact on the financial statements of the Company. All of this long-term debt consists of variable rate debt with an interest rate that is based on the six-month LIBOR, plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $9.5 million based on the six-month interest rate set on October 1, 2005.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, inter-carrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended September 30, 2005, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
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

US LEC Corp.
	By:	/s/ J. Lyle Patrick
J. Lyle Patrick
October 31, 2005		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002