Form 10-K
period 2005-12-31
US LEC CORP
filed 2006-03-07
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2005
Commission File Number: 0-24061
US LEC CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2065535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MORROCROFT III, 6801 MORRISON BOULEVARD	28211
CHARLOTTE, NORTH CAROLINA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (704) 319-1000
Securities registered pursuant to Section 12(b) of the Act: None.
     Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act...
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $42,441,578 as of June 30, 2005 based on the closing sales price on The Nasdaq National Market as of that date. For purposes of this calculation only, directors and executive officers of the registrant are deemed to be affiliates and shares beneficially owned by them are deemed to be held by an affiliate.
     As of March 6, 2006 there were 30,751,386 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in May 2006 are incorporated by reference into Part III of this report.

US LEC CORP.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission (“FCC”) and state public utility commissions (“PUCs”), and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in this report under the headings “Business – Regulation,” “Risk Factors,” in Note 7 to the consolidated financial statements, and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.
     As used in the report, the words “we,” “us,” “our,” “US LEC,” and the “Company” refer to US LEC Corp. and its subsidiaries.
PART I
ITEM 1. BUSINESS
Overview
     Based in Charlotte, N.C., US LEC is a full service provider of IP, data and voice solutions to medium and large businesses and enterprise organizations throughout 16 Eastern states and the District of Columbia. US LEC offers advanced, IP-based, data and voice services such as MPLS VPN and Ethernet, as well as comprehensive Dynamic TSM VoIP-enabled services and features. The Company also offers local and long distance services and data services such as frame relay, Multi-Link Frame Relay and ATM. US LEC provides a broad array of complementary services, including conferencing, data backup and recovery, data center services and Web hosting, as well as managed firewall and router services for advanced data networking. US LEC also offers selected voice services in 27 additional states and provides enhanced data services, selected Internet services and MegaPOP® (local dial-up Internet access for ISPs) nationwide.
     We serve a broad array of telecommunications-intensive customers, including customers in the automotive, construction, education, financial, government, healthcare, hospitality, professional/legal, real estate, retail and transportation sectors and other telecommunications and Internet service providers (ISPs).
     We provide our full suite of voice, data and Internet services in 16 states plus the District of Columbia, including Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. We also offer nationwide data services, web conferencing and audio conferencing services, as well as selected voice services, such as long distance calling, calling card and toll free services, in 27 other states.
     Our principal executive offices are located at 6801 Morrison Boulevard, Charlotte, North Carolina 28211, and the telephone number is (704) 319-1000. Our Internet address is www.uslec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

BUSINESS STRATEGY
     US LEC’s Mission Statement: Our mission is to be the premier communications partner for businesses by delivering quality voice, data and Internet services and by exceeding expectations for customer care.
     The principal elements of US LEC’s business strategy include:
     Offer a Broad Range of Next-Generation and Traditional Communications Services. US LEC offers customers an extensive range of IP, data and voice services that can be bundled on a single customer network connection. US LEC offers advanced, IP-based data and voice services such as MPLS VPN, Ethernet Local Loop and Dynamic TSM, as well as comprehensive Dynamic TSM VoIP-enabled services and features. US LEC also offers local calling services, long distance, long distance plans featuring toll free, audio conferencing and Web-enhanced audio conferencing services, dedicated and dial-up Internet services, including the MegaPOP® Internet access product, frame relay, Multi-Link Frame Relay, ATM, DPL services, managed data solutions, data center services, co-location and Web hosting. Management believes that by providing reliable services, competitive pricing and an opportunity to bundle services, US LEC customers realize an exceptional value, and enables the Company to build a stream of quality recurring end-customer revenue.
     Overlay the Existing Network to Support the Shift to IP-based Solutions. In 2005, US LEC began to deploy an IP-based, next-generation network that will fully enable US LEC to offer the flexibility, scalability and efficiencies that advanced IP, data and voice services can provide. Management believes this migration to a fully-meshed, IP-based network ideally positions the Company to leverage a product and service suite that can optimally meet the communications needs of customers with multiple locations, as well as those customers in targeted vertical markets. By continuing to leverage the convergence of IP, data and voice onto a single, fully-meshed network infrastructure, US LEC is able to enhance network utilization and thereby improves margins. US LEC does not resell ILEC dial tone services or provide service via Unbundled Network Element Platforms (“UNE-P”).
     Maintain a Robust Technology Platform. US LEC has over 150 Juniper and Cisco® Internet routers providing reliable, scalable and high-speed network elements that enhance the performance of US LEC’s Internet access service. The Company also operates 26 Lucent 5ESS® AnyMedia™, 27 Lucent CBX500 ATM, and seven Tekelec T-9000™ digital switches throughout its network. The Company employs a redundant and diverse advanced intelligent network (“AIN”) platform and SS7 signaling network, which includes Telcordia integrated services control points (“ISCPs”) and Tekelec Eagle signal transfer points (“STPs”). The Company’s data centers are equipped with Intel ISP platforms as well as a variety of other server platforms, based on customer needs.
     Provide Outstanding Customer Service. Management believes that a key element of the success of a competitive carrier is the ability to satisfy the service needs of its customers, and that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. The Company must be able to provide a quality and timely activation, resolve service issues, quickly implement change requests, produce accurate bills, resolve billing issues, provide reliable services, and promptly add additional service and capacity required by our customers. Customer service is provided locally by our market-based sales, sales support and operations teams and centrally by US LEC’s four Network Operations Centers (“NOCs”). The Company consistently performs PreVIEWSM, an internal review of a customer’s initial bill before they are made available to the customer, concluding with a US LEC representative reviewing the initial invoice with the customer to ensure it is as expected. The Company also provides PowerVIEWSM, US LEC’s Web-enabled customer self-care portal that allows customers to obtain detailed network billing and trending account information, as well as manage, provision and monitor selected US LEC services such as US LEC Conferencing, US LEC Web Hosting, US LEC Dial-up Internet and selected US LEC Toll Free services.
     Target Telecommunications-Intensive Customers. The Company focuses its sales efforts on telecommunications-intensive business customers with multiple locations, as well as those in targeted vertical markets that include the automotive, construction, education, financial, government, healthcare, hospitality, ISPs, professional/accounting, legal, real estate, retail and transportation sectors, as well as other telecommunications providers.
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
THE US LEC NETWORK
     The US LEC network consists of 80 POPs, supported by 26 Lucent 5ESS® AnyMedia™ digital switches, 27 Lucent CBX500 ATM data switches and seven Tekelec T-9000™ digital switches. In selected markets, the digital switching centers include Juniper Networks and Cisco Internet routers that provide advanced IP services to customers. The network also includes two data centers, eight additional data POPs and 43 dial-up POPs throughout the country. Also, within the above-described US LEC network, there are 15 VoIP POPs currently operational.
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
SERVICES
     The Company provides IP, data and voice services to medium and large business customers in most of the major business markets in 16 eastern states plus the District of Columbia.
     The Company offers advanced, IP-based data and voice services such as MPLS VPN, Ethernet Local Loop and Dynamic TSM , as well as comprehensive Dynamic TSM VoIP-enabled services and features.
     US LEC provides data services including frame relay, Multi-Link Frame Relay, Multi-Link FAST PipeSM, ATM and DPL services for the efficient transfer of data communications. The Company also offers data backup and recovery solutions that provide businesses a secure, state-of-the-art online data backup and recovery solution over an encrypted Internet connection. US LEC also operates two data centers in Pennsylvania that provide a wide array of data center services, including dedicated server, hosting and Web hosting.
     US LEC Internet services include dedicated and dial-up Internet access, burstable Internet products, dedicated and shared Web hosting, managed router service and data solutions, data center services, co-location, managed firewalls and IP-VPN, e-mail, news feeds and other services.
     Local voice access includes Primary Rate Interface (“PRI”), T-1 and channels. The Company offers a variety of long distance services and calling plans, as well as directory assistance and operator services, long distance services for completing intrastate, interstate and international calls, toll-free services, calling cards, audio conferencing, Web-enhanced audio conferencing and certain enhanced features such as voice mail.
     The Company also offers PowerSUITESM the first “triple play” product offered by a business telecommunications carrier featuring voice, digital video-on-demand (VOD) and High Speed Internet Access (HSIA).
     VoiceEclipseTM is US LEC’s comprehensive broadband VoIP phone service for residential customers looking for alternative telephony service. VoiceEclipse is delivered via a high-speed Internet connection and provides numerous features, while allowing customers to keep their existing telephone number.
     Continuing to expand its IP, data and voice offerings while minimizing the capital requirements associated with product expansions, the Company introduced the following during 2005:
•	MPLS VPN is US LEC’s IP-based solution that allows customers to streamline their telecommunications program by placing all applications on a single network. MPLS VPN delivers all applications, including legacy voice and data services, while offering Quality of Service (QoS) guarantees that ensure critical traffic such as voice, video and CRM applications will receive priority queuing and delivery.

•	Data Backup and Recovery solutions provide businesses a state-of-the-art online data backup and recovery solution over an encrypted Internet connection. Two copies of the backup are stored in off-site, US LEC data vaults.

•	Dynamic TSM SIP allows direct IP peering with IP PBXs utilizing Session Initiated Protocol. Dynamic T SIP also allows for interconnection with legacy TDM PBXs, providing a migration path to next-generation IP-based communications.

•	BIGVoiceSM allows Dynamic T customers to break through traditional T1 voice limitations, providing 24 concurrent phone calls over a single 1.5 MB T1 while still delivering 1.5 MBs of dedicated Internet access.

•	Ethernet Local Loop provides a scalable and flexible Internet and data networking solution that requires no special equipment. US LEC offers tiered bandwidth speeds ranging from 3 Mbps to 500 Mbps with bursting available to handle heavy, intermittent traffic.

•	Dynamic TSM Voice and Mobility Pak adds universal messaging and find-me features to US LEC’s VoIP-based service. These features give users the flexibility to dictate inbound and outbound calling options including find-me, follow-me calling, appearing in-office while traveling and call forwarding for specific numbers.

•	PowerSUITESM offers the first “triple play” solution of digital video-on-demand (VOD), voice and high-speed Internet access through a single carrier.

•	BIGDataSM allows Dynamic T customers to utilize greater Internet and data networking speeds, while utilizing VoIP service. BIGData is available in bandwidth tiers from 4.5 Mbps to 45 Mbps that provide a scalable solution to meet high-speed dedicated Internet and data networking needs.
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
     Marketing and Branding. US LEC seeks to be the premier communications partner for businesses by delivering quality IP, data and voice solutions and exceeding expectations for customer care. The Company builds its reputation and brand identity by delivering on a ‘customer comes first’ philosophy, working closely with its customers to develop communications solutions customized to their particular needs and by implementing targeted product offerings and promotional efforts. In addition, by understanding the specific requirement of targeted vertical industries, US LEC is able to effectively deliver the ideal solution for customers’ businesses, thus enhancing the Company’s ability to maintain its consistently low customer churn rate. With the marketing focus on multi-location customers and by leveraging its expertise in a number of vertical industries, US LEC is able to distinctly define its competitive advantages, value propositions and service provider differentiators to its customers.
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
     In addition, the Company has continued to use the marks acquired upon the acquisition of the assets of StarNet and the acquisition of the assets of Fastnet, as we have integrated their respective services into the Company’s existing suite of telecommunications services.
     Billing. The Company believes that accurate billing is an important aspect of customer acquisition and retention, and operates its billing function in-house, allowing the Company to realize cost savings and provide additional services to customers to enhance their billing experience. The Company consistently performs PreVIEWSM, an internal review of the initial customer bills before they are made available to the customer, concluding with a US LEC representative reviewing the initial invoice with the customer to ensure it is as expected. US LEC offers customers simplicity and convenience by sending one invoice for all services and customer bills are available in a variety of formats to meet a customer’s specific needs. The Company offers electronic bill presentment, as well as PowerVIEW, which provides customers free Web access to billing data and supporting information such as call detail information, call trend analysis and busy hour reports.
EMPLOYEES
     As of December 31, 2005, the Company employed 1,128 people. The Company does not expect significant changes in its staffing level in 2006. The Company considers its employee relations to be very good.
REGULATION
     The following summary of regulatory developments and legislation does not purport to describe all current and proposed federal, state and local regulations, rule-making and legislation affecting the Company. Other federal and state legislation and regulations are currently the subject of judicial proceedings, rule-making and legislative hearings and there are administrative proposals which could change, in varying degrees, the manner in which this industry operates.
     Overview. The Company’s services are subject to varying degrees of federal, state and local regulation. The FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The individual state Public Utility Commissions (“PUCs”) retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.
     Federal Legislation. The Company and other telecommunications providers must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the “Communications Act”). The Telecom Act of 1996 imposes on ILECs certain interconnection obligations, some of which are implemented by FCC regulations. The Telecom Act contemplates that state PUCs will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations and, to the extent necessary, enforcement actions between ILECs and Competitive Local Exchange Carriers (“CLECs”).
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
     The FCC has afforded significant new pricing flexibility to ILECs subject to price cap regulation. The FCC provided certain immediate regulatory relief regarding price cap ILECs and set forth a framework of “triggers” to provide those companies with greater flexibility to set rates for interstate access services. To the extent such increased pricing flexibility is utilized, the Company’s ability to compete with ILECs for certain services could be adversely affected. The FCC has granted pricing flexibility applications for various interstate access services provided by Regional Bell Operating Companies (“RBOCs”) in a number of cities, including cities where US LEC competes against BellSouth and Verizon. The FCC has initiated a proceeding to examine its pricing flexibility policy for special access.
     The FCC adopted an Order in which it concluded that mass market Fiber-to-the-Curb (“FTTC”) loops will be regulated the same as mass market Fiber-to-the-Home (“FTTH”) loops, i.e., in new construction, FTTC loops are not required to be unbundled and when an ILEC replaces copper with fiber, the ILEC must either provide access to a 64 kbps transmission path over the fiber loop or unbundled access to a spare copper loop.
     At the same time, the FCC concluded that ILECs are not required to build TDM capability into new or existing packet-based networks. This decision could impact the Company’s ability to provision broadband services over the hybrid loops (which consist of a mix of fiber and copper line) even where unbundled access to DS1 loops is available. Under the FCC rules, when a CLEC seeks access to a hybrid loop for broadband services (e.g. DS1 loop), the ILEC is only required to provide access to the TDM features, functions and capabilities that already exist on that hybrid loop. The ILECs may deploy new packet based networks over hybrid loops with no TDM features, functions and capabilities, and would not be required to provide unbundled access to those new packet based networks.
     On December 15, 2004, the FCC adopted an order establishing new rules for Unbundled Network Elements (“UNEs”) (“Triennial Review Remand Order” or “TRRO”). In the TRRO the FCC removed, under certain circumstances, an ILEC’s obligation to unbundle high capacity local loops and dedicated transport and eliminated the obligation to provide access to unbundled local switching and dark fiber loops, which are no longer available as UNEs. In addition to establishing an impairment framework, the FCC limited the number of unbundled high capacity loops and transport circuits that may be obtained from the ILEC even in areas in which unbundling remains.
     The FCC held that UNE loops cannot be provisioned to provide mobile wireless services or stand-alone long distance services. Other than the restrictions on high capacity EELs, no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access to UNEs or EELs.
     The Company cannot predict the ultimate effect the TRRO will have in the near future. However, the vast majority of our customers’ circuits currently are not UNE-based; rather, the Company has continued to lease the majority of customer circuits and other transport facilities either from ILECs at their special access pricing or from other carriers. Thus, while the FCC’s decision to permit, but limit, the availability of UNE loops and transport will not, in and of itself, have a material adverse impact on the Company, it ultimately could remove a significant opportunity for future cost-savings unless the Company is able to avoid the impact of the caps by purchasing either loops or transport from other carriers at competitive prices. While not directly related, the elimination of some UNEs and the limitations on others could lead the ILECs to attempt to increase the costs for special access, which the Company would oppose. The elimination of, or higher prices for, UNEs, combined with increases in prices for special access could have a material adverse effect on the Company.
     The FCC has initiated a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. The FCC tentatively concluded that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but it will undertake an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The Notice of Proposed Rule Making (“NPRM”) also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. The Company cannot predict the impact, if any, the NPRM will have on the Company’s network costs; however, if any of these matters addressed in the NPRM are decided adversely to the Company, it could have a material adverse effect on the Company.
     On September 23, 2005, the FCC released an order finding that wireline broadband Internet access service is an information service and not a telecommunications service. As a result, the offering of that service is largely deregulated. While the order retains the obligation of ILECs to make UNEs available to CLECs for the transmission component of a CLEC-provided Internet access service, the ILECs are not required to combine such UNE transmission component with an Internet access service on a wholesale or discounted basis. While the Company should not be directly impacted by this decision, it could increase the ILECs’ ability to compete with the Company for this service to ISPs and customers that have a significant Internet access requirement.
     On February 10, 2005, the FCC released a Further NPRM (“FNPRM”) in the Unified Intercarrier Compensation docket. The FCC announced that it is seeking comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s intercarrier compensation revenue; however, if any of these matters addressed in the FNPRM are decided adversely to the Company, it could have a material adverse effect on the Company.
     In May 1997, the FCC established new subsidies for services provided to qualifying schools, libraries and rural health care providers. The FCC also expanded the federal subsidies to low-income consumers and consumers in high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company’s share of the schools, libraries and rural health care funds is based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company’s share of all other federal subsidy funds is based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. The Company’s contribution changes each quarter. As a result, the Company cannot predict the effect these regulations will have on the Company in the future.
     Due to the growing deployment of VoIP services, the FCC and state PUCs are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as the Company that are providing, or plan to provide, IP-based voice applications. There is also regulatory uncertainty as to whether access charges and other taxes, fees and surcharges will be imposed on VoIP services that use the public switched telephone network, as well as whether traditional retail, common carrier regulation will be imposed on VoIP products and services.
     On April 21, 2004, the FCC found that a certain specific AT&T service offering is a telecommunications service and that access charges apply to the service. The FCC reasoned that AT&T’s offering involved an interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider’s use of IP technology. In contrast, the FCC held in a separate proceeding that Pulver.com’s service is neither telecommunications nor a telecommunications service. The FCC determined that because Pulver.com’s peer-to-peer IP communications service does not offer or provide a transmission service, it is not offering “telecommunications” as defined under the Communications Act. The FCC ruled that the service could not be classified as a “telecommunications service” under the Communications Act because it is a free service not offered to the public for a fee. The FCC also decided to classify Pulver.com’s service as an information service and intends to preempt state regulation of that service. The FCC also adopted an order ruling that Vonage’s service, which originates on a broadband network in IP format and terminates on the PSTN, or vice versa, was an interstate service not subject to state regulation. The FCC did not rule whether the service was a telecommunications service or an information service under the Communications Act.
     On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and are immune from state regulation as a result. The second requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. On May 5, 2005, the FCC denied SBC’s forbearance petition. On June 6, 2005, SBC filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled before the Court on or about March 7, 2006. The Company cannot predict the outcome of this proceeding; however, a decision in this proceeding, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.
     The FCC also adopted an NPRM seeking comment on the various regulatory issues surrounding “IP-enabled” services. The FCC sought comment on how it might categorize particular types of IP-based services, such as by distinguishing IP services that interconnect with the PSTN or are being utilized as a substitute for traditional telephone services. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company’s operations or impose additional requirements, regulations or charges upon the Company’s provision of Internet access and related Internet Protocol-based telephony services or the Company’s announced plans to add a voice over IP product.
     The state PUCs are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Proceedings and petitions relating to IP-based voice applications are under consideration in a number of other states, including but not limited to Alabama, California, Kansas, New York, North Dakota, Ohio, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin.
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
     In most of the states where US LEC is certified, the Company is required to file tariffs or price lists setting forth the terms, conditions and/or prices for services which are classified as intrastate. A few of the states where the Company operates have adopted detariffing rules, and the Company is not required to file tariffs or price lists, but may be required to publish its rates, terms and conditions on its website. In some states, the Company’s tariff may list a range of prices or a ceiling price for particular services, and in others, such prices can be set on an individual customer basis, although the Company may be required to file tariff addenda of the contract terms. The Company is not subject to price cap or to rate of return regulation in any state in which it currently provides services.
     As noted above, the states have the primary regulatory role over intrastate services (other than IP-based information services as well as VoIP services) under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral and nondiscriminatory requirements designed to promote universal service, protect the public safety and welfare, maintain the quality of service and safeguard the rights of consumers. PUCs will implement and enforce most of the Telecom Act’s local competition provisions, including those governing the specific charges for local network interconnection. In some states, those charges are being determined by generic cost proceedings and in other states they are being established through arbitration proceedings. Depending on how such charges are ultimately determined, such charges could become a material expense to the Company.
COMPETITION
     The competitive landscape for US LEC continued to change in 2005. Mergers and acquisitions have led to fewer competitors in the Company’s core business of servicing medium and large companies. While there have been several new competitors to enter the arena, the vast majority are considerably down-market and focus on VoIP and VoIP-related services to the residential market.

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
     Mega Mergers. Recently, several mergers of large telecommunications providers have been completed and a third merger was announced. Specifically two of the largest domestic ILECs each acquired a large domestic inter-exchange carrier (“IXC”)/data provider, and AT&T, the largest ILEC, has announced an intention to acquire BellSouth. The completed mergers, as well as the proposed merger, are significant in the telecommunications industry, reducing both the overall number of competitors that the Company will encounter in the markets it serves, and also reducing the number of vendors from which the Company can lease facilities. The Company does not view the mergers, either individually or collectively, as major detriments to the continued growth of its core business or growth strategy; however, the merged entities may have the ability to offer more services and more competitive rates than the Company can offer and they may have the ability to increase the cost of the transport and local loop facilities that the Company uses to provide services.
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
     IXCs. Inter-exchange carriers that provide long distance services and other telecommunications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have vast financial resources and a much larger service footprint than the Company. In addition, there have been a number of mergers and consolidations among IXCs, and some ILECs have sought to merge with or acquire IXCs, in an effort to expand dramatically the reach of their services and, thus, to gain a significant competitive advantage. Both of these groups may have the ability to offer more services and more competitive rates than the Company can offer.
     VoIP Providers. Another more recent entry has been those companies who offer voice services delivered via secure IP-based technology, typically over the public Internet (“VoIP”). Some of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. However, many of these newcomers operate down-market from the Company’s target audience and are offering a lower quality service, with little or no Quality of Service (“QoS”), primarily to residential customers.
     At the same time, however, we are also seeing many ILECs and IXCs embracing VoIP technology for business customers by offering higher quality, QoS-supported, services similar to US LEC. These more established, often incumbent, providers could have the most impact on the growth of the Company’s VoIP and VoIP-related services in the future, as they are targeting business customers that make up US LEC’s principal customer base.
     Other Competitors. In addition to the ILECs, IXCs and other CLECs, other potential competitors capable of offering telecommunications services include digital subscriber line companies, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information regarding the executive officers of US LEC Corp:

Name	Age	Position
Richard T. Aab	56	Chairman of the Board
Aaron D. Cowell, Jr.	43	Chief Executive Officer, President and Director
J. Lyle Patrick	53	Executive Vice President and Chief Financial Officer
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
     Aaron D. Cowell, Jr., President, Chief Executive Officer and Director, joined US LEC in June 1998 as executive vice president and general counsel. Later that year, he assumed responsibility for US LEC’s sales and field sales support functions. In 1999, his management duties were expanded to include US LEC’s engineering, operations, regulatory, customer care services and marketing departments. He was appointed president and chief operating officer of US LEC in 2000. In October 2002, Mr. Cowell was named chief executive officer and elected to the board of directors. He has previously held positions on the Board of Directors of CompTel/Ascent and The Association for Local Telecommunications Services (“ALTS”), competitive telecom providers’ trade associations, through which he helped promote regulations and decisions that will facilitate fair competition in the telecommunications industry. Before joining US LEC in 1998, Mr. Cowell spent 11 years with Moore & Van Allen PLLC, a large Southeastern law firm. Mr. Cowell is a graduate of Harvard Law School and Duke University.
     J. Lyle Patrick, Executive Vice President and Chief Financial Officer, joined US LEC in June of 2005 and is primarily responsible for all finance and investor relations activities of US LEC. With over 18 years of industry experience, Mr. Patrick has held the position of chief financial officer at MetroPCS, a Dallas-based wireless provider offering services in several major metropolitan areas throughout the United States. Prior to that, Mr. Patrick’s experience also included holding the CFO positions at telecom providers such as Completel, McLeodUSA, and Consolidated Communications.
ITEM 1A. RISK FACTORS
     In addition to the risks described below, you should consider carefully the information contained in Item 1, “Business—Regulation” and the discussion in Note 7 to our consolidated financial statements.
     The Company’s continued success depends on the ability to manage and expand operations effectively.
     The Company’s ability to manage and expand operations effectively will depend on the ability to:
•	offer high-quality, reliable services at reasonable costs;

•	install and operate telecommunications switches and related equipment;

•	lease access to suitable transmission facilities at competitive prices;

•	scale operations;

•	obtain successful outcomes in disputes and in litigation, rule-making, legislation and regulatory proceedings;

•	successfully negotiate, adopt or arbitrate interconnection agreements with other carriers;

•	acquire necessary equipment, software and facilities;

•	integrate existing and newly acquired technology and facilities, such as switches and related equipment;

•	evaluate markets;

•	add products;

•	monitor operations;

•	control costs;

•	maintain effective quality controls;

•	hire, train and retain qualified personnel;

•	enhance operating and accounting systems;

•	address operating challenges; adapt to market and regulatory developments; and

•	obtain and maintain required governmental authorizations.
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
     The development and expansion of the Company’s networks requires substantial capital investment. If this capital is not available when needed, the Company’s business could be adversely affected. Capital expenditures totaled $35.0 million in 2005 and are expected to be about the same in 2006, unless the Company’s deployment of future service offerings results in somewhat higher spending levels. The Company also expects to have similar capital expenditures in 2007 and thereafter.
     The Company may be required to seek additional debt or equity financing if business plans and cost estimates are not achieved; operating activities do not generate sufficient cash flow to service debt, fund capital expenditures and finance business operations; the expansion of our business and existing networks is accelerated significantly; or acquisitions or joint ventures that require incremental capital are consummated.
     The indenture governing our Notes and the loan and security agreement relating to our senior secured revolving credit facility (the “Revolving Facility”) limit our ability to incur additional debt. If the Company were to seek additional debt financing, the terms offered may place significant limits on our financial and operating flexibility, or may not be acceptable. The failure to raise sufficient funds through debt or equity financing on reasonable terms may require the Company to modify or significantly curtail our business plan. This could have a material adverse impact on the Company’s growth, ability to compete, and ability to service debt.
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
     The loss of the services of the Company’s chief executive officer, or other senior officers could materially and adversely affect the Company’s business and prospects. None of these officers has an employment agreement, nor does the Company maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. The Company may not be able to hire and retain necessary personnel in the future to replace any of its key officers or key employees.
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
     We and other industry participants are frequently involved in disputes over issues that are important to our financial and operational success. Further legislation and regulatory rulemaking is expected to occur as the industry continues to deregulate and as we enter new markets or offer new products. Rulings or legislation adverse to us could have a material adverse effect on our operations and financial well being.
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic (including traffic originating from or terminating to cellular or wireless users), the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. We anticipate that the Company will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations.
     There are significant uncertainties about the future availability and pricing of unbundled network elements and related elements from incumbent local exchange carriers.
     On December 15, 2004, the FCC adopted an order establishing new rules for Unbundled Network Elements (“UNEs”) (“Triennial Review Remand Order” or “TRRO”). In the TRRO the FCC removed, under certain circumstances, an ILEC’s obligation to unbundle high capacity local loops and dedicated transport and eliminated the obligation to provide access to unbundled local switching and dark fiber loops, which are no longer available as UNEs. In addition to establishing an impairment framework, the FCC limited the number of unbundled high capacity loops and transport circuits that may be obtained from the ILEC even in areas in which unbundling remains.
     The FCC held that UNE loops cannot be provisioned to provide exclusively mobile wireless services or stand-alone long distance services. Other than the foregoing restrictions and certain other restrictions on high capacity EELs or commingled circuits, no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access circuits to UNEs or EELs.
     The Company cannot predict the ultimate effect the TRRO will have in the near future. However, the vast majority of our customers’ circuits currently are not UNE-based; rather, the Company has continued to lease the majority of customer circuits and other transport facilities either from ILECs at their special access pricing or from other carriers. Thus, while the FCC’s decision to permit, but limit, the availability of UNE loops and transport will not, in and of itself, have a material adverse impact on the Company, it ultimately could remove a significant opportunity for future cost-savings unless the Company is able to avoid the impact of the caps by purchasing either loops or transport from other carriers at competitive prices. While not directly related, the elimination of some UNEs, and the limitations on others could lead the ILECs to attempt to increase the costs for special access, which the Company would oppose. The elimination of, or higher prices for UNEs, combined with increases in prices for special access could have a material adverse effect on the Company.
     The FCC has undertaken a review of Special Access pricing which, if decided adversely to us, could have an adverse impact on the prices we pay for components of our network.
     Along with the release of the TRRO, the FCC also released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company’s network cost structure; however, if any of the matters addressed in the NPRM are decided adversely to the Company, it could result in increased prices for special access which could have a material adverse effect on the Company’s ability to purchase special access at competitive prices.
     The outcome of pending rule-making proceedings addressing the proper framework for all intercarrier compensation could have an adverse effect on our results of operations and cash flow.

     On February 10, 2005, the FCC released a Further NPRM in the Unified Intercarrier Compensation docket. The FCC had been expected to resolve a number of pending petitions addressing various compensation matters, but did not do so. Instead, the FCC simply announced that it is seeking comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. The Company cannot predict the impact, if any, the FNPRM will have on the Company’s intercarrier compensation revenue.
     An adverse outcome in pending litigation with an IXC involving access charges, if ultimately successful, could have a material adverse impact on our financial condition, results of operations and cash flow.
     In January 2005, the Company filed suit against Qwest Communications Corporation (“Qwest”) in the U.S. District Court in North Carolina for collection of unpaid interstate and intrastate access charges. Qwest filed a counterclaim alleging breach of contract, unjust enrichment, fraud, negligent misrepresentation and breach of North Carolina’s Unfair and Deceptive Trade Practices Act based on the Company’s billing for wireless traffic. The Company has filed a motion to dismiss Qwest’s fraud, negligent misrepresentation and North Carolina’s Unfair and Deceptive Trade Practices Act claims, which is pending before the Court. The Company disputes Qwest’s practice of withholding partial payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. The Company intends to continue to defend vigorously against Qwest’s challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges. However, at this time, the Company cannot predict when or how the dispute with Qwest will be resolved. Qwest’s suit, if ultimately resolved unfavorably to us, could have a material adverse effect on our results of operations and financial condition.
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
     The interest expense associated with the Notes will reduce the cash available to fund our operations, execute our growth strategy and repay the principal amount of the Notes.
     We had approximately $30.7 million of cash on hand at December 31, 2005 which, together with cash we expect to generate from operations in future periods, will be available to fund our capital expenditures, working capital requirements and growth plans. We will be required to dedicate a substantial portion of our cash flow to pay interest semi-annually on the Notes. This will reduce the cash flow available to fund future capital expenditures, working capital requirements and our growth strategy. The use of cash to pay interest on the Notes could also:

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
     The indenture relating to the Notes and the loan and security agreement relating to our Revolving Facility contain restrictive covenants that may limit the Company’s flexibility, and a breach of any of the covenants may cause the Company to be in default under either or both of these instruments.
     The indenture relating to the Notes, along with the loan and security agreement relating to the Revolving Facility, limits, and in some circumstances prohibits, the Company from, among other things:
•	incurring additional debt;

•	paying dividends;

•	making investments or other restricted payments;

•	engaging in sale-leaseback transactions;

•	engaging in transactions with stockholders and affiliates;

•	guaranteeing debts;

•	creating liens;

•	selling assets;

•	issuing or selling capital stock of subsidiaries; and

•	engaging in mergers and acquisitions.
     These restrictions could limit the Company’s ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if the Company does not comply with these covenants, the Notes and/or outstanding amounts under the Revolving Facility could become immediately due and payable. If this should occur, the Company might not have sufficient assets to repay the Notes and/or outstanding amounts under the Revolving Facility.
     We may not have the cash or access to alternative sources of financing to redeem our Series A Convertible Preferred Stock (the “Preferred Stock”) in April of 2010.
     We are obligated to repay $150 million to the holders of the Notes in October 2009, and the Revolving Facility expires in August 2009. In addition, we are obligated to pay the holders of the Preferred Stock a redemption price of $364 million in April 2010. If we are unable to redeem all of the Preferred Stock, the holders will be entitled to appoint a majority of the members of our Board of Directors and effectively take control of the Company. Currently, the holders of the Preferred Stock are affiliates of Thomas H. Lee Partners, L.P. and Bain Capital, Inc. Management expects to satisfy current and future capital requirements primarily with current cash balances and cash flow from operations and further expects to be able either to repay or refinance the Notes, repay the Revolving Facility and redeem the Preferred Stock from other sources, including additional borrowing and/or the sale of additional equity or debt securities, in addition to cash flow from operations. However, we may not have the cash or access to the cash, through borrowing or the issuance of equity or debt securities, to repay the Notes, pay off any amounts due under the Revolving Facility or redeem all the Preferred Stock in 2010.
     The interests of the holders of the Company’s Preferred Stock may not be aligned with the interests of the Company’s common stockholders.
     As of December 31, 2005, affiliates of Thomas H. Lee Partners, L.P. (the “THL Investors”) and Bain Capital, LLC (the “Bain Investors”) held 281,513 shares of the Company’s Preferred Stock and controlled in the aggregate, on an as-if-converted basis, approximately 24% of the voting power of the Company’s common stock. Consequently, these equity holders can exert significant influence over the Company’s affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the Company’s common stockholders. In addition, under the terms of the Preferred Stock and a corporate governance agreement we have with the THL Investors and the Bain Investors, they or their representatives have the right to approve a number of actions we may propose to take, including the issuance of another series of preferred stock, the issuance of convertible debt securities, the incurrence of more than $200 million of indebtedness or a business combination between us and another company. These approval rights may limit our ability to take actions that may be in the best interests of our common stockholders.
ITEM 2. PROPERTIES
     The Company’s corporate headquarters are located at its principal office at Morrocroft III, 6801 Morrison Blvd., Charlotte, NC 28211. The Company leases all of its administrative and sales offices and its switch sites. The leases expire during various years through 2012 with one lease expiring in 2015. Most of these leases have renewal options. Additional office space and switch sites will be leased or otherwise acquired as the Company’s operations and networks expand and as new networks are constructed.
ITEM 3. LEGAL PROCEEDINGS
     US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to inter-carrier access, wireless traffic and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the year ended December 31, 2005, see Note 7 to the consolidated financial statements appearing elsewhere in this report and “Risk Factors” in Item 1 above and “Business—Regulation” in Item I above.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s Class A common stock trades on The Nasdaq National Market under the symbol “CLEC.” To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain any earnings that the Company might generate to support operations, service debt and finance expansion and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, agreements relating to the Company’s indebtedness and preferred stock contain certain limitations on the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 to the consolidated financial statements included elsewhere in this report.
     As of March 2, 2006, there were 246 holders of record of our Class A common stock. The following table sets forth the high and low closing price information for the Class A common stock as reported by Nasdaq during the periods indicated.
Stock Price

2004	High	Low
First Quarter	$8.09	$5.75
Second Quarter	$6.05	$3.69
Third Quarter	$4.79	$3.01
Fourth Quarter	$3.83	$3.00

2005	High	Low
First Quarter	$3.18	$2.54
Second Quarter	$2.73	$2.04
Third Quarter	$2.51	$1.81
Fourth Quarter	$2.05	$1.52

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.
The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and certain operating data.

	(Dollars in thousands, except per share data)
	2001	2002	2003	2004	2005
Statement of Operations:
Revenue	$178,602	$250,363	$310,825	$356,181	$387,738
Network Expenses	90,298	121,127	148,699	171,292	186,924
Depreciation and Amortization	35,103	45,062	48,374	49,851	50,668
Selling, General and Administrative (1)	114,898	112,878	126,267	139,231	148,902
Provision (Recovery) for Doubtful Accounts Related to WorldCom (1)	—	9,500	(5,867)	—	—
Provision (Recovery) for Disputed Receivables (2)	(7,042)	—	—	—	—
Charge Related to Carrier Access Disputes (1)	—	—	—	—	23,292

Loss from Operations	(54,655)	(38,204)	(6,648)	(4,193)	(22,048)
Charges Related to Early Extinguishment of Debt (3)	—	—	—	(4,416)	—
Other Income	—	—	267	—	202
Net Interest Expense	(8,699)	(7,688)	(8,159)	(11,153)	(16,802)

Net Loss	(63,354)	(45,892)	(14,540)	(19,762)	(38,648)
Less: Dividends on Preferred Stock	12,810	13,596	14,431	15,316	16,256
Accretion of Preferred Stock Issuance Cost	491	521	553	587	623

Net Loss Attributable to Common Stockholders	$(76,655)	$(60,009)	$(29,524)	$(35,665)	$(55,527)

Net Loss Attributable to Common Shareholders Per Share—Basic	$(2.83)	$(2.26)	$(1.08)	$(1.19)	$(1.83)
Net Loss Attributable to Common Shareholders Per Share—Diluted	$(2.83)	$(2.26)	$(1.08)	$(1.19)	$(1.83)
Weighted Average Number of Shares Outstanding—Basic	27,108	26,546	27,392	29,927	30,399
Weighted Average Number of Shares Outstanding—Diluted	27,108	26,546	27,392	29,927	30,399

Other Financial Data:
Cash Capital Expenditures	$40,425	$32,029	$35,767	$33,395	$34,954
Net Cash Flow Provided by (Used in) Operating Activities	(5,971)	(5,645)	55,333	25,219	17,736
Net Cash Flow Used in Investing Activities	(40,425)	(31,809)	(42,202)	(35,724)	(34,638)
Net Cash Flow Provided by (Used in) Financing Activities	21,077	(17,333)	4,280	15,611	(626)

Operating Data (4):
Number of States Served with All Services (including Washington, DC)	13	14	16	16	17
Number of Local Switch Locations	26	26	27	27	27
Number of Business Class Customers	6,823	10,290	16,814	22,324	26,225
Number of Employees	892	911	1,016	1,065	1,128
Number of Sales and Sales Support Employees	365	367	412	460	485

Balance Sheet Data:
Cash and Cash Equivalents	$80,502	$25,715	$43,126	$48,232	$30,704
Working Capital	59,972	26,620	12,574	32,605	10,889
Accounts Receivable, Net	42,972	57,989	48,294	60,745	49,841
Current Assets	135,644	96,030	101,622	119,721	89,901
Property and Equipment, Net	188,436	178,810	165,793	158,617	144,350
Total Assets	333,313	285,314	285,299	298,311	252,352
Long-Term Debt (including current portion)	150,000	130,617	125,818	149,288	149,438
Series A Redeemable Convertible Preferred Stock	216,155	230,272	245,255	261,158	278,037
Total Stockholders’ Deficiency	$(97,325)	$(153,991)	$(171,161)	$(205,304)	$(260,014)

(1)	See Note 7 of the Company’s consolidated financial statements for the year ended December 31, 2002, 2003 and 2005. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented.

(2)	Included in the 2001 statement of operations is an amount approximating $7,042, representing a net recovery of a portion of the $40,000 provision recorded in 2000 for disputed receivables and certain other related accruals related to BellSouth and Sprint.

(3)	See Note 5 of the Company’s consolidated financial statements for the year ended December 31, 2004.

(4)	Amounts presented are as of the end of the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     General. Based in Charlotte, N.C., US LEC is a full service provider of IP, data and voice solutions to medium and large businesses and enterprise organizations throughout 16 Eastern states and the District of Columbia. US LEC offers advanced, IP-based, data and voice services such as MPLS VPN and Ethernet, as well as comprehensive Dynamic TSM VoIP-enabled services and features. The company also offers local and long distance services and data services such as frame relay, Multi-Link Frame Relay and ATM. US LEC provides a broad array of complementary services, including conferencing, data backup and recovery, data center services and Web hosting, as well as managed firewall and router services for advanced data networking. US LEC also offers selected voice services in 27 additional states and provides enhanced data services, selected Internet services and MegaPOP® (local dial-up Internet access for ISPs) nationwide.
     In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue;

•	end customer revenue in total and as a percentage of total revenue;

•	customer retention;

•	control of network expense, general and administrative expenses; and

•	working capital management.
During the year ended December 31, 2005, US LEC achieved positive results in each of these measures. We believe this demonstrates the validity of our business plan and our ability to execute it.
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

	(Dollars in millions)
	2005	2004	2003
End Customer Revenue
Voice Monthly Recurring Charges	$159.2	$143.4	$121.3
Data Monthly Recurring Charges	120.8	92.2	46.9
Long Distance	50.8	48.4	43.1

	$330.8	$284.0	$211.3
Percent of Total Revenue	85%	80%	68%

Inter-Carrier Compensation
Carrier Access	$35.0	$50.3	$78.9
Reciprocal Compensation	8.7	10.6	10.4

	$43.7	$60.9	$89.3
Percent of Total Revenue	11%	17%	29%

Other Revenue	$13.2	$11.3	$10.3
Percent of Total Revenue	3%	3%	3%

Total Revenue	$387.7	$356.2	$310.8

     As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue is primarily attributed to an increase in the number of customers, achieved through a combination of geographic expansion, increased penetration of established markets, continued development and acceptance of our new services and acquisitions. Our operating results for 2005 include one full year of revenue resulting from the StarNet acquisition. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunity for additional services. During 2005, our base of business class customers increased from 22,324 to 26,225, and our average monthly business class customer turnover remained constant at approximately 0.65%.
     A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth to continue in future periods. During 2005, the number of customers purchasing data products increased by 6,900 and increased end customer revenue from data services from approximately 26% of total revenue in 2004 to 31% of total revenue in 2005. The Fastnet acquisition in December 2003 was a strategic step in our effort to accelerate the growth of our data business. Through the Fastnet acquisition, we obtained two data centers and added new and improved data and Internet services to our product set, which we have marketed to our existing customers.
     Uncertainties That Could Adversely Affect Revenue. We expect end customer revenue to continue to increase and carrier revenue to continue to decrease as percentages of total revenue in future periods. We expect this continuing change in revenue mix to occur due to our emphasis on expanding our end customer base and to rate reductions in new agreements with ILECs and IXCs, as well as legislative and regulatory actions that have had a negative impact on carrier charges.
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“the Telecom Act”), and the financial distress of many carriers in the wake of the downturn in the telecommunications industry have embroiled numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of interconnection agreements, the terms of interconnection agreements the Company may adopt, operating performance obligations, reciprocal compensation, access rates, the applicability of access rates to wireless traffic, rates applicable to different categories of traffic, and the characterization of traffic for compensation purposes.
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
     Customer Retention. One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is customer retention. As we add more customers to our base, it is important that we keep as many of our current customers as possible as the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. In 2005, we retained 90.6% of our customer base, an average retention of 99.2% per month..
     Network Expense. During 2005, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased 9% from the fourth quarter of 2004 to the fourth quarter of 2005. Overall, network expense as a percentage of total revenue remained stable at approximately 48% for 2004 and 2005 despite the change in revenue mix from carrier charges toward end customer revenue, which carries higher network costs.

     Working Capital Management. During 2005, we continued to focus on working capital management that included management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of SG&A expenses. As a result of increased revenue and management of our working capital offset by increased accounts receivable and DSOs related to carrier disputes, we continued to generate positive cash flow from operations. Through the fourth quarter of 2005, the Company has had positive cash flow from operations in twelve of the last thirteen quarters. Cash flow from operations for the year ended December 31, 2005 was $17.8 million compared to $25.2 million in 2004.
Results of Operations
     Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Revenue. Approximately 97% of the Company’s revenue is currently derived from two sources – end users and carrier charges. Approximately 3% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue is comprised of recurring, usage-sensitive charges (primarily long distance services) and installation charges paid by businesses and other end customers for voice, data and Internet services. The components of end customer revenue include monthly recurring charges, usage charges and initial non-recurring charges. Monthly recurring charges are fees paid by customers for facilities in service and additional features on those facilities. Usage charges are usage-sensitive fees paid for calls made, primarily long distance, by the customer. Initial non-recurring charges consist primarily of the amortization of deferred installation charges billed to customers. Carrier charges are derived from billings to other carriers, primarily for network access charges and reciprocal compensation. Access charges are comprised of fees paid primarily by IXCs for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers or mandated by the FCC.
     Revenue increased to $387.7 million for the year ended December 31, 2005, from $356.2 million in 2004. The increase in total revenue in 2005 was due entirely to an increase in end customer revenue, as carrier charges decreased significantly in 2005 from 2004. In 2005, the Company’s business class end customer revenue increased to $330.8 million or 85% of total revenue from $284.0 million, or 80% of total revenue in 2004. The growth in business class end customer revenue was due to an increase in the number of business class customers and in the services utilized by each customer. During 2005, our business class customer base increased 17%, from 22,324 to 26,225. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, and geographic expansion. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 6,900 customers that took at least one data product, resulting in a $28.6 million increase in data revenue from 2004 to 2005. Our organic product take rate – the number of services utilized by each customer not acquired through acquisition — increased from 4.7 products per customer in 2004 to 4.8 in 2005.
     Revenue from carrier charges decreased to $43.6 million in 2005 from $60.9 million in 2004. These results include the revenue impact of rate decreases in 2005, the resolution of intercarrier compensation issues with BellSouth which resulted in the recognition of $1.8 million in additional revenue in 2004, reductions in the number of carrier access revenue sharing arrangements, as well as the impact of various settlements and adjustments to amounts owed to customers that share access revenue. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due to additional minutes on our network offset by anticipated lower rates.
     We expect total revenue to increase in future periods as a result of end customer growth. Carrier revenue is expected to be relatively flat in future periods, but decline as a percentage of total revenue. Reciprocal compensation and wholesale revenue continue to represent a very minor portion of our total revenue. Other revenue including wholesale revenue accounted for only 3% of total revenue in 2005.
     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation and usage charges. Network expenses increased to $186.9 million for 2005 from $171.3 million for 2004, but remained constant as a percentage of revenue at 48% despite the shift in revenue mix toward end customer revenue and away from intercarrier compensation. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.
     Depreciation and Amortization. Depreciation and amortization for 2005 increased to $50.7 million from $49.9 million in 2004 primarily due to the increase in depreciable assets in service related to US LEC’s network.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2005 increased to $148.9 million, or 38% of revenue, compared to $139.2 million, or 39% of revenue, for the year ended December 31, 2004. Amounts exclude the charge related to carrier access disputes in 2005. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount increased 6% to 1,128 as of December 31, 2005 from 1,065 as of December 31, 2004, while the Company was able to increase its customer base by 17% during 2005.
     Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue in 2005 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our customer-to-employee ratio. In 1999, this ratio was 4:1. At the end of 2005, this ratio had improved to 23:1. Another illustration of our productivity improvement is the amount of quarterly end customer revenue per employee, which increased from $57,200 in the fourth quarter of 2003 to $70,200 in the fourth quarter of 2004 to $76,600 in the fourth quarter of 2005.
     Charge Related to Carrier Access Disputes. As a result of IXC access disputes and settlements, the Company took a one-time non-cash charge of approximately $23.3 million in the fourth quarter of 2005. We believe, based on the facts known at this time, that the one-time charge and the reserves reflected on our balance sheet are adequate to account for the current settlements and the ultimate resolution of current disputes
     Charges Related to the Early Extinguishment of Debt. Charges related to the early extinguishment of debt totaled $4.4 million in 2004 and were related to the early retirement of the Company’s subordinated debt and the related acceleration of the $2.0 million discount associated with this subordinated debt and $2.4 million of unamortized debt issuance fees related to the senior credit facility and the subordinated notes. There were no charges related to the early extinguishment of debt in 2005.
     Interest Income and Expense. Interest income for 2005 increased to $1.0 million from $0.6 million in 2004. Interest expense for 2005 increased to $17.8 million from $11.7 million in 2004 primarily resulting from refinancing our senior credit facility at higher effective interest rates, a full year of interest on the increase in debt that occurred in 2004, an increase in interest expense related to the deferred principal payments on our bank debt term loan and higher overall market interest rates.
     Income Taxes. For the years ended December 31, 2005 and 2004 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for 2005 amounted to $38.6 million, compared to a net loss of $19.8 million for 2004. The increase in net loss was primarily due to the charge related to carrier access disputes as well as an increase in interest expense and charges related to the extinguishment of debt. Preferred Stock Dividends paid in kind for the year ended December 31, 2005 and 2004 amounted to $16.3 million and $15.3 million, respectively. The accretion of Preferred Stock issuance cost was $0.6 million for each of the years ended December 31, 2005 and 2004, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2005 amounted to $55.5 million or $1.83 per diluted share, as compared to $35.7 million, or $1.19 per diluted share for 2004.

     Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
     Revenue. Revenue increased to $356.2 million for the year ended December 31, 2004, from $310.8 million in 2003. The increase in total revenue in 2004 was due entirely to an increase in end customer revenue, as carrier charges decreased significantly in 2004 from 2003. In 2004, the Company’s business class customer revenue increased to $284.0 million or 80% of total revenue from $211.3 million, or 68% of total revenue in 2003. The growth in business class customer revenue was due to an increase in the number of business class customers and in the services utilized by each customer. During 2004, our business class customer base increased 33%, from 16,814 to 22,324. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, geographic expansion, one full year of revenue resulting from the Fastnet acquisition and the impact of the 2004 acquisition of StarNet. Of particular note is that the majority of the increase in end customers was due to an increase of approximately 4,000 customers that took at least one data product, resulting in a $45.3 million increase in data revenue from 2003 to 2004. Our organic product take rate – the number of services utilized by each customer not acquired through acquisition – increased from 4.4 in 2003 to 4.7 in 2004.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased to $139.2 million, or 39% of revenue, compared to $126.3 million, or 41% of revenue, for the year ended December 31, 2003, exclusive of the $5.8 million recovery for doubtful accounts related to WorldCom in 2003. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount increased 5% to 1,065 as of December 31, 2004 from 1,016 as of December 31, 2003, partially due to the addition of StarNet personnel, while the Company was able to increase its customer base by 33%.
     Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses relate to marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses as a percentage of revenue in 2004 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our customer-to-employee ratio. In 1999, this ratio was 4:1. At the end of 2004, this ratio had improved to 20:1. Another illustration of our productivity improvement is the amount of quarterly end customer revenue per employee, which increased from $31,300 in the fourth quarter of 2001 to $57,200 in the fourth quarter of 2003, to $70,200 in the fourth quarter of 2004.
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
     Net Loss. Net loss for 2004 amounted to $19.8 million, compared to a net loss of $14.5 million for 2003. The increase in net loss was primarily due to the increase in interest expense and charges related to the extinguishment of debt as noted above. Dividends paid in kind and accrued on preferred stock for the year ended December 31, 2004 and 2003 amounted to $15.3 million and $14.4 million, respectively. The accretion of preferred stock issuance cost was $0.6 million for each of the years ended December 31, 2004 and 2003, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2004 amounted to $35.7 million, or $1.19 per diluted share, as compared to $29.5 million, or $1.08 per diluted share for 2003.
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, $5.0 million of 11% senior subordinated notes in December 2002, $10.0 million of Class A common stock in November 2003 and , in September 2004, $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”), the proceeds of which were used to repay all outstanding debt. The Company exchanged the privately placed notes for publicly registered notes in December 2004. In October 2005 the Company entered into a $10.0 million Revolving Credit Facility which, as of the filing date of this report, there were no advances under the facility. In addition, the Company has raised over $7.5 million between 1998 and 2005 through the purchase of Class A common stock by employees under the Company’s stock plans. Through the fourth quarter of 2005, the Company has generated positive cash flow from operations for twelve of the last thirteen quarters. Net cash provided by operating activities for 2005 was $17.8 million.
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
     The Company used a majority of the net proceeds from the sale of the Notes to repay in full all outstanding debt of $120.3 million under its senior credit facility and $6.8 million on its senior subordinated notes. The Company also paid $2.0 million in additional interest due on the deferred portion of the senior credit facility term loan. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2.4 million related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2.0 million were expensed in 2004. Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes were $4.2 million as of December 31, 2005.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments.

	Payment Due by Period (in millions)
		Less than	1-3	3-5	After 5
	Total	1 year	years	years	years
Contractual Obligations

Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	43.7	8.8	26.1	5.8	3.0

Total contractual cash obligations	$193.7	$8.8	$26.1	$155.8	$3.0

(1)	Amount excludes interest which is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50% which is estimated to total approximately $75.0 million over the remaining term of the Notes, assuming current interest rates of 13.5% over the period. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009. There were no amounts outstanding under our $10.0 million Revolving Facility.
     Cash provided by operating activities was approximately $17.8 million in 2005, compared to $25.2 million in 2004. The decrease in cash provided by operating activities of $7.4 million was primarily due to a $15.1 million decrease in accrued network costs and accounts payable offset by a $1.2 million decrease in deferred revenue, a $3.3 million decrease in cash provided from changes in amounts accrued to customers in connection with certain revenue sharing arrangements and a $3.2 million increase in prepaid expenses, other assets and accrued liabilities. The decrease in accounts receivable of $10.9 million since December 31, 2004 was the result of a $13.7 million decrease in carrier receivables partially offset by a $2.4 million increase in end customer receivables. The decrease in carrier receivables was primarily due to the charge related to carrier access disputes. The increase in end-customer receivables was consistent with the increase in our end-customer billings during the period. The $6.9 million decrease in commissions payable resulted from a reduction in the number of revenue sharing arrangements with customers and from a reduction in amounts accrued due to the settlements related to access disputes. The $8.5 million decrease in accrued network costs resulted from a decrease in previous amounts estimated as network expenses. The $4.5 million decrease in accounts payable resulted from a decrease in accounts payable for property and equipment additions at year-end from $7.7 million to $3.5 million.
     Cash used in investing activities decreased to $34.7 million in 2005 from $35.7 million in 2004. Cash purchases of property and equipment of $35.0 million in 2005 and $33.4 million in 2004 consist of purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be similar to those in 2005 unless the Company’s deployment of future service offerings to customers requires a higher annual investment in property, plant and equipment. Use of cash for assets acquired of $2.3 million in 2004 was a result of the acquisition of StarNet in November of 2004. The uses of cash in 2005 were partially offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities.
     In October 2005, the Company entered into a $10 million Revolving Facility. The facility matures in August 2009. The interest rate for any advances under the facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus 0.25% or LIBOR plus 2.25%. As of the date of filing this report, there were no advances under the Revolving Facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of our subsidiaries.
     Cash in the amount of $0.6 million was used in financing activities in 2005, compared to cash provided by financing activities of $15.6 million in 2004. The cash provided in 2004 was primarily due to the receipt of $149.3 million related to the sale of the Notes offset by the $120.3 million repayment of the Company’s senior credit facility, the $6.8 million repayment of the Company’s senior subordinated notes, deferred loan fees paid and payments on notes payable.
     The restricted cash balance of less than $0.1 million and $0.2 million as of December 31, 2005 and 2004, respectively, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.5 million and $0.6 million is included in other assets in the consolidated balance sheet as of December 31, 2005 and 2004, respectively. Restricted cash is utilized to secure the

Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash capital expenditures were approximately $35.0 million in 2005, most of which were incurred to support new customer growth. We expect to spend similar amounts for capital in 2006 unless the Company’s deployment of future service offerings results in somewhat higher spending levels. We expect our cash expenditures for interest on our Notes to be approximately $19.5 million in 2006. We believe our existing cash on hand of approximately $30.7 million, the approximately $9.0 million that we received in the first quarter of 2006 as a result of the settlement of IXC disputes and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements in 2006. In addition the Company has a $10.0 million Revolving Facility available that had no advances as of the filing date of this report.
Critical Accounting Policies and Estimates
     Revenue Recognition — The Company recognizes revenue on telecommunications and enhanced communications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists, (2) services have been rendered, (3) seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.
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
     The Company defers revenue associated with installation costs billed to new end customers. This deferred revenue is being amortized over 30 months, the average initial term of the current contracts.
     Carrier revenues are recorded net of amounts due to other parties, primarily customers under each respective telecommunications service arrangement with whom the Company is required to share related access revenue.
     Early termination fees and late payment charges received from customers are recognized as revenue when the payment is received.
     Network Expenses — Network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 77% of the Company’s network expenses and usage sensitive charges which comprise approximately 23% of the Company’s network expenses, during the year ended December 31, 2005. The Company’s leased transport charges are the lease payments incurred by the Company for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the ILEC and other carrier networks. The Company, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Network expenses include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider as well as estimated amounts accrued for pending disputes with other carriers. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance and access charges and reciprocal compensation owed to other carriers.
     Also included in network expense are the amortization of deferred customer and network installation costs, which are discussed in more detail below.
     Provisions for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) disputes, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.
     Deferred Customer and Network Installation Costs — The Company incurs and capitalizes certain costs in connection with the required expansion of its telecommunications network infrastructure to provide service to new customers. These costs are comprised of payments for equipment and services provided by external parties in connecting the telecommunication systems of new customers to the Company’s telecommunication platform as well as expenditures for expanding the network when customer growth requires capacity enhancements. These two types of costs are referred to as customer installation costs and network installation costs. Customer installation costs represent incremental direct costs to enhance the Company’s telecommunications network to allow the Company to provide services to new customers under contract. These costs result directly from entering into a new customer contract and would not have been incurred by the Company had a new contract not been entered into. These costs are amortized over the average initial term of open contracts, which is currently 30 months.
     Network installation costs are paid to local exchange carriers and IXCs for installing circuits and trunks to insure adequate capacity on the Company’s network to serve existing and new customers. Network installation costs are amortized over 60 months, the expected useful life of the circuits and trunks that are installed.
     Impairment of Long-Lived Assets — The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.
     Stock Based Compensation — The Company measures the compensation cost of its stock plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.
     Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2005	2004	2003

Net loss, as reported	$(38,648)	$(19,762)	$(14,540)
Preferred dividends	(16,256)	(15,316)	(14,431)
Accretion of preferred stock issuance fees	(623)	(587)	(553)

Net loss attributable to common stockholders, as reported	(55,527)	(35,665)	(29,524)

Add: Stock-based employee compensation expense included in reported net income	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,823)	(6,357)	(8,174)

Pro forma net loss	$(57,350)	$(42,022)	$(37,698)

Weighted average shares outstanding	30,399	29,927	27,392

Net loss per share:
Basic and diluted, as reported	$(1.83)	$(1.19)	$(1.08)

Basic and diluted, pro forma	$(1.89)	$(1.40)	$(1.38)

     The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 4.35%, 3.63%, and 3.25% for 2005, 2004 and 2003, respectively, an expected life of 5.1, 5.1, and 5.2 years for 2005, 2004 and 2003, respectively. The weighted average remaining contractual life of stock options outstanding at December 31, 2005 was 7.6 years.
     The company estimated the fair value of the Employee Stock Purchase Plan for 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.72%, and an expected life of 0.5 years.
     In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS No. 123R are effective for annual reporting periods beginning after June 15, 2005. The Company was required to adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2003 through fiscal 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.
     In February 2006 the Company announced a voluntary stock option exchange offer for current employees and directors that are holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). Unless extended, the 2006 Exchange Offer will expire on March 27, 2006. Immediately following the expiration of the 2006 Exchange Offer the Company will grant new options for exchange and cancel the tendered options. Options covering a total of 4,575 shares are eligible for exchange in the offer. The exercise price of the new options will be the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options are granted.
     Based on the fair market value of the Company’s stock options on March 1, 2006, unearned compensation relating to stock options as calculated using SFAS No. 123 R, and in consideration of the impact of the 2006 Exchange Offer, approximates $7.2 million. This amount, which assumes that all eligible options accepted for exchange, will be amortized over 4 years beginning when the Exchange Offer is completed. This unearned compensation amount does not include the impact of any subsequently issued options, and will also be impacted by changes in the market value of the Company’s stock for the five consecutive trading days immediately before the expiration date of the 2006 Exchange Offer of March 27, 2006 or later if the offer is extended.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2005, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month LIBOR plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for 2006 will be approximately $19.5 million based on the six-month interest rate set on October 1, 2005, and our estimate of a 0.50% increase on the April 1, 2006 interest rate reset date. The Company has total variable rate debt with a face value of $150.0 million as of December 31, 2005. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.
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
Charlotte, North Carolina
     We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 3, 2006

US LEC Corp. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31,	December 31,
	2005	2004

Assets

Current Assets
Cash and cash equivalents	$30,704	$48,232
Restricted cash	67	169
Accounts receivable (net of allowance of $10,349 and $10,137 at December 31, 2005 and December 31, 2004, respectively)	49,841	60,745
Prepaid expenses and other assets	9,289	10,575

Total current assets	89,901	119,721
Property and Equipment, Net	144,350	158,617
Other Assets	18,101	19,973

Total Assets	$252,352	$298,311

Liabilities and Stockholders’Deficiency

Current Liabilities Accounts payable	$9,125	$13,593
Notes payable	—	980
Accrued network costs	20,252	28,730
Commissions payable	984	7,873
Accrued expenses — other	31,567	20,860
Deferred revenue	14,292	13,573
Deferred income taxes	2,792	1,507

Total current liabilities	79,012	87,116

Long-Term Debt	149,438	149,288
Other Liabilities	5,879	6,053

Commitments and Contingencies (Note 7)

Series A Mandatorily Redeemable Convertible Preferred Stock (10,000 authorized shares, 281 and 265 shares issued with redemption values of $281,167 and $264,911 at December 31, 2005 and 2004, respectively) (Note 6)	278,037	261,158

Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 30,751 and 30,283 shares outstanding at December 31, 2005 and December 31, 2004)	307	303

Additional paid-in capital (Note 10)	93,181	92,368
Retained deficit	(353,502)	(297,975)

Total stockholders’ deficiency	(260,014)	(205,304)

Total Liabilities and Stockholders’ Deficiency	$252,352	$298,311

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Data)

	2005	2004	2003

Revenue	$387,738	$356,181	$310,825
Network Expenses	186,924	171,292	148,699
Depreciation and Amortization	50,668	49,851	48,374
Selling, General and Administrative Expenses	148,902	139,231	126,267
Recovery of Doubtful Accounts related to WorldCom (Note 7)	—	—	(5,867)
Charge Related to Carrier Access Disputes (Note 7)	23,292	—	—

Loss from Operations	(22,048)	(4,193)	(6,648)

Other (Income) Expense
Other Income	(202)	—	(267)
Charges Related to Early Extinguishment of Debt (Note 5)	—	4,416	—
Interest Income	(1,003)	(581)	(418)
Interest Expense (Note 6)	17,805	11,734	8,577

Net Loss	(38,648)	(19,762)	(14,540)

Less: Preferred Stock Dividends (Note 6)	16,256	15,316	14,431
Less: Accretion of Preferred Stock Issuance Cost (Note 6)	623	587	553

Net Loss Attributable to Common Stockholders	$(55,527)	$(35,665)	$(29,524)

Net Loss Attributable to Common Stockholders Per Common Share (Note 11):
Basic and Diluted	$(1.83)	$(1.19)	$(1.08)

Weighted Average Number of Shares Outstanding (Note 11):
Basic and Diluted	30,399	29,927	27,392

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2005	2004	2003

Operating Activities
Net loss	$(38,648)	$(19,762)	$(14,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,668	49,851	48,374
Charges related to early extinguishment of debt	—	4,416	—
Accretion of debt	150	509	628
Accretion of lease exit costs	70	73	—
Other Income	(45)	118	255
Recovery for significant receivables, net	—	—	(5,867)
Charge related to carrier access disputes	23,292	—	—

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(12,260)	(12,451)	16,587
Notes receivable	(150)	—	—
Prepaid expenses and other assets	1,436	202	(1,677)
Other assets	(24)	1,522	384
Accounts payable	(289)	2,712	(1,442)
Deferred revenue	718	(473)	1,165
Accrued network costs	(8,452)	3,642	(1,864)
Customer commissions payable	(4,288)	(7,586)	10,695
Other liabilities — noncurrent	(392)	(881)	(352)
Accrued expenses — other	5,950	3,327	2,987

Total adjustments	56,384	44,981	69,873

Net cash provided by operating activities	17,736	25,219	55,333

Investing Activities
Purchase of property and equipment	(34,954)	(33,395)	(35,767)
Businesses and assets acquired	(34)	(2,321)	(8,686)
Proceeds from insurance claim	202	—	2,256
Increase (decrease) in restricted cash	148	(8)	(5)

Net cash used in investing activities	(34,638)	(35,724)	(42,202)

Financing Activities
Issuance of common shares	—	—	9,200
Proceeds from exercise of stock options, warrants, and ESPP	817	1,458	1,312
Proceeds from issuance of subordinated notes and related warrants	—	—	350
Proceeds from long-term debt	—	149,250	—
Payments on long-term debt	—	(128,330)	(6,358)
Payments on notes payable	(980)	(1,300)	—
Payment for deferred loan fees	(463)	(5,467)	(224)

Net cash provided by (used in) financing activities	(626)	15,611	4,280

Net (Decrease) Increase in Cash and Cash Equivalents	(17,528)	5,106	17,411

Cash and Cash Equivalents, Beginning of Period	48,232	43,126	25,715

Cash and Cash Equivalents, End of Period	$30,704	$48,232	$43,126

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$17,033	$7,565	$8,976

Cash Paid for Income Taxes	$—	$—	$—

Supplemental Noncash Investing and Financing Activities:
At December 31, 2005, 2004, and 2003, $3,537, $7,677 and $1,767, respectively, of property and equipment additions are included in outstanding accounts payable.

During fiscal year 2003 the Company issued approximately 2,153 shares of common stock in connection with a private placement offering and the acquisition of Fastnet.
See notes to consolidated financials statements.

US LEC Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the years ended December 31, 2005, 2004 and 2003
(In Thousands)

	Common Stock		Common Stock		Additional
	Class A		Class B		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	26,895	$269	—	$—	$78,526	$(232,786)	$(153,991)
Exercise of stock options and warrants	253	2			379		381
Issuance of ESPP Stock	376	4			949		953
Private Placement of Class A Common Stock	2,000	20			9,180		9,200
Shares Issued Related to Fastnet Acquisition	153	2			998		1,000
Preferred Stock Dividends						(14,431)	(14,431)
Accretion of Preferred Stock Issuance Fees						(553)	(553)
Issuance of Warrants (Note 3)					820		820
Net Loss						(14,540)	(14,540)

Balance, December 31, 2003	29,677	$297	—	$—	$90,852	$(262,310)	$(171,161)
Exercise of stock options and warrants	227	2			295		297
Issuance of ESPP Stock	379	4			1,157		1,161
Private Placement of Class A Common Stock					64		64
Preferred Stock Dividends						(15,316)	(15,316)
Accretion of Preferred Stock Issuance Fees						(587)	(587)
Net Loss						(19,762)	(19,762)

Balance, December 31, 2004	30,283	$303	—	$—	$92,368	$(297,975)	$(205,304)
Exercise of stock options	10				24		24
Issuance of ESPP Stock	458	4			789		793
Preferred Stock Dividends						(16,256)	(16,256)
Accretion of Preferred Stock Issuance Fees						(623)	(623)
Net Loss						(38,648)	(38,648)

Balance, December 31, 2005	30,751	$307	—	$—	$93,181	$(353,502)	$(260,014)

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005, 2004 and 2003
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
     The Company, through its subsidiaries, provides integrated voice, data and Internet services to approximately 26,000 mid-to-large-sized business customers throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to approximately 12,000 additional residential and small business customers.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenue Recognition — The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists (2) services have been rendered (3) seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. US LEC’s revenue is comprised of two primary components: (1) fees paid by end customers for voice, data and Internet services, and (2) carrier charges primarily including access and reciprocal compensation. End customer revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Initial non-recurring charges consist primarily of installation charges. Access charges are comprised of charges paid primarily by inter-exchange carriers (‘IXCs”), competitive local exchange carriers (“CLECs”) and incumbent local exchange carriers (“ILECs”) for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation that is earned as revenue from other local exchange carriers represents compensation for local telecommunications traffic terminated on the Company’s network that originates on another carrier’s network.
     Certain revenues are recorded net of amounts that are due to other parties, primarily customers pursuant to each respective telecommunications service arrangement with whom the Company is required to share related access revenue. For the years ended December 31, 2005, 2004 and 2003, revenue amounts allocated under these arrangements of $2,480, $6,466 and $29,051, respectively, are netted with gross carrier revenues in the accompanying consolidated financial statements. The Company records these arrangements on a net basis primarily because of the passage of credit risk to their participating customers. In 2005 and 2004, the amounts payable to participating customers in connection with these arrangements, and the associated contra revenue, was reduced by $4,190 and $7,500, respectively, primarily as a result of reductions in amounts collected from carriers for access revenue and related settlement costs.
     When an end customer terminates its contract with the Company prior to its contractual term, the Company is entitled to collect an early termination fee from the customer. Revenues associated with early termination fees are recognized when payment is received. Revenue related to billings in advance of providing services is deferred and recognized when the services are provided.
     The Company defers amounts billed for non-recurring installation costs for new contracts with end customers and with other carriers. The Company is amortizing this revenue over the average initial term of the related contracts. As of December 31, 2005 and 2004, the Company had $1,228 and $1,595, respectively, of such installation costs recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $997 and $1,465 as of December 31, 2005 and 2004, respectively, recorded in Other Liabilities for the non-current portion of the deferred installation revenue.
     Network Expenses — The Company’s network expenses are comprised primarily of two types of charges: leased transport charges which comprised approximately 77%, 78%, and 75% of the Company’s network expenses and usage sensitive charges which comprised approximately 23%, 22% and 25% of the Company’s network expenses for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company-owned switch that services that customer, to connect the Company’s network and to connect to the ILEC and other carrier networks. The Company does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.
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
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.
     Restricted Cash — The restricted cash balance as of December 31, 2005 and 2004 serves to secure the Company’s performance of obligations under letters of credit to support leases or as deposits in restricted use accounts. These letters of credit renew annually.
     Accounts Receivable –The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) amounts disputed and the nature of the dispute, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.
     Deferred Customer and Network Installation Costs — The Company incurs and capitalizes certain costs in connection with the required expansion of its telecommunications network infrastructure to provide service to new customers. These costs are comprised of payments for equipment and services provided by external parties in connecting the telecommunication systems of new customers to the Company’s telecommunication platform as well as expenditures for expanding the network when customer growth requires capacity enhancements. These two types of costs are referred to as customer installation costs and network installation costs, respectively. Customer installation costs represent incremental direct costs to enhance the Company’s telecommunications network to allow the Company to provide services to new customers under contract. These costs result directly from entering into a new customer contract and would not have been incurred by the Company had a new contract not been entered into. These costs are amortized over the average initial term of open contracts, which is currently 30 months.
     Network installation costs are paid to local exchange carriers and IXCs for installing circuits and trunks to insure adequate capacity on the Company’s network to serve existing and new customers. Network installation costs are amortized over 60 months, the expected useful life of the circuits and trunks that are installed.
     Property and Equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements as noted below.
     The estimated useful lives of the Company’s principal classes of property and equipment are as follows:

Telecommunications switching and other equipment	5 — 9 years
Office equipment, furniture and other	5 years
Leasehold improvements	The lesser of the estimated useful lives or the lease term
     The Company capitalized $522 and $641 in payroll related costs during the years ended December 31, 2005 and 2004, respectively, in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are amortized over five years.

     Long-Lived Assets — The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Determination of impairment results from a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.
     Intangible Assets — The Company has intangible assets in the form of goodwill, customer relationships and marketing related assets. These intangible assets were initially recognized based on their fair values in connection with acquisitions. Goodwill is tested for impairment on an annual basis at the end of the fiscal year or when there are indicators that impairment of goodwill may have incurred. Customer relationships and marketing assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3-5 years at approximately $2,000 per year beginning in 2004. These intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Included in Other Assets in the accompanying consolidated balance sheets are other identifiable intangible assets (primarily customer relationship and marketing related assets) and goodwill of $4,873 and $651, and $7,309 and $651 as of December 31, 2005 and 2004, respectively.
     Debt Issuance Cost — The Company capitalizes costs associated with securing long-term debt and amortizes such costs over the term of the debt agreement using the straight-line method which approximates the interest method. The Company had deferred debt issuance costs (net of accumulated amortization of $1,411 and $281) of $4,592 and $5,273 as of December 31, 2005 and 2004, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 5)
     Fair Value of Financial Instruments — Management believes the fair values of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivables, accounts payable, and accrued network costs approximate their carrying value. In addition, because long-term debt consists of variable rate instruments, management believes the carrying values approximate fair values.
     Income Taxes — Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected in the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.
     Concentration of Risk — The Company is exposed to concentration of credit risk principally from trade accounts receivable due from end customers and carriers. The Company’s end customers are located in the eastern United States. The Company performs ongoing credit evaluations of its end customers but does not require collateral deposits from a majority of its end customers. The Company is exposed to additional credit risk due to the fact that the Company’s most significant trade receivables are from a few large telecommunications carriers.
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
     Advertising — The Company expenses advertising costs in the period incurred. Advertising expense amounted to $3,415, $2,489 and $1,628 for 2005, 2004 and 2003, respectively.

     Stock Based Compensation — The Company measures the compensation cost of its stock plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.
     Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2005	2004	2003

Net loss, as reported	$(38,648)	$(19,762)	$(14,540)
Preferred dividends	(16,256)	(15,316)	(14,431)
Accretion of preferred stock issuance fees	(623)	(587)	(553)

Net loss attributable to common stockholders, as reported	(55,527)	(35,665)	(29,524)

Add: Stock-based employee compensation expense included in reported net income	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,823)	(6,357)	(8,174)

Pro forma net loss	$(57,350)	$(42,022)	$(37,698)

Weighted average shares outstanding	30,399	29,927	27,392

Net loss per share:
Basic and diluted, as reported	$(1.83)	$(1.19)	$(1.08)

Basic and diluted, pro forma	$(1.89)	$(1.40)	$(1.38)

     The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 4.35%, 3.63%, and 3.25% for 2005, 2004 and 2003, respectively, an expected life of 5.1, 5.1, and 5.2 years for 2005, 2004 and 2003, respectively. The weighted average remaining contractual life of stock options outstanding at December 31, 2005 was 7.6 years.
     The company estimated the fair value of the Employee Stock Purchase Plan for 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.72%, and an expected life of 0.5 years.
     Reclassifications — Certain reclassifications have been made to 2003 and 2004 amounts to conform to the 2005 presentation.
     Recent Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS No. 123R are effective for annual reporting periods beginning after June 15, 2005. The Company was required to adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2003 through fiscal 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.
     In February 2006, the Company announced a voluntary stock option exchange offer for current employees and directors that are holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). Unless extended, the 2006 Exchange Offer will expire on March 27, 2006. Immediately following the expiration of the 2006 Exchange Offer the Company will grant new options for exchange and cancel the tendered options. Options covering a total of 4,575 shares are eligible for exchange in the offer. The exercise price of the new options will be the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the expiration date of the 2006 Exchange Offer of March 27, 2006 or later if the offer is extended.
     Based on the fair market value of the Company’s stock options on March 1, 2006, unearned compensation relating to stock options as calculated using SFAS No. 123 R, and in consideration of the impact of the 2006 Exchange Offer, approximates $7.2 million. This amount, which assumes that all eligible options accepted for exchange, will be amortized over 4 years beginning when the Exchange Offer is completed. This unearned compensation amount does not include the impact of any subsequently issued options, and will also be impacted by changes in the market value of the Company’s stock for the five consecutive trading days immediately before the expiration date of the 2006 Exchange Offer of March 27, 2006 or later if the offer is extended.
     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. This interpretation did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2005. Management does not expect it to have a material impact in the near future.
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

December 31,
2004
Current assets	$980
Current liabilities	(696)
Property and equipment	96
Identifiable intangible assets	2,009

$2,389

     The identifiable intangible assets consist of customer relationship and marketing related assets that are amortizable over 3 -5 years.
     On December 15, 2003, the Company acquired the broadband and dial-up Internet access, co-location, and managed hosting business units of FastNet in a transaction accounted for using the purchase method of accounting. This acquisition was funded by a portion of the proceeds of the November 2003 private placement of common stock that raised $10,000. The purchase price of Fastnet included $5,906 in cash, 153 shares of Class A common stock with a fair market value of $1,000 and a $1,356 note payable, which included final post closing adjustments pursuant to the purchase agreement recorded in 2004. Along with the assumption of certain liabilities, cure payments to third party creditors of $900 and direct costs of the acquisition of $854, the total consideration was $9,960.
     On January 15, 2003, the Company acquired certain assets including the ISP customers of Eagle Communications, Inc. (“Eagle”) in Georgia, Florida, North Carolina and Tennessee, and assumed certain operating liabilities in a transaction accounted for using the purchase method of accounting. The purchase price of Eagle was $3,000 consisting of $1,250 paid in cash, and $1,750 of senior subordinated notes with warrants to purchase 921 shares of the Company’s Class A common stock at an exercise price of $1.90 per share. In connection with the refinancing of its debt in 2004, the Company paid in full the $1,750 of senior subordinated notes. The Company allocated the majority of the purchase price to the acquired customer related asset and is amortizing this asset over a three year period representing the estimated period of benefit. As of December 31, 2004, there was $918 of net carrying value of this customer related asset, which is included in other assets in the accompanying consolidated balance sheets. This asset was fully amortized as of December 31, 2005.
4. PROPERTY AND EQUIPMENT
     Property and equipment at December 31, is summarized by major class as follows:

	2005	2004	2003
Telecommunications and other equipment	$257,710	$234,524	$204,072
Office equipment, furniture and other	101,596	97,079	91,084
Leasehold improvements	30,937	30,862	30,614

	390,243	362,465	325,770
Less accumulated depreciation and amortization	(245,893)	(203,848)	(159,977)

Total	$144,350	$158,617	$165,793

5. LONG-TERM DEBT
     On September 30, 2004, the Company privately placed $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009. The notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. In December 2004, the Company completed an exchange of the privately placed notes for publicly registered notes with substantially identical terms (the “Notes”). Interest on the Notes is reset semi-annually and is payable on April 1 and October 1 of each year.. The interest rate for the six-month period ending April 1, 2006 is approximately 12.72%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. Each subsidiary guarantor is 100% owned by US LEC Corp. (the “Parent”), the guarantees are full and unconditional, the guarantees are joint and several, the Parent has no independent assets, and the Parent is not restricted in obtaining funds from its subsidiaries in the form of dividends or loans.
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. The Company was in compliance with all such covenants as of December 31, 2005. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Debt issuance fees associated with the Notes totaled $5,554 and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $4,162 as of December 31, 2005, and are included in the accompanying balance sheet in Other Assets.
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
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The credit facility matures in August 2009. The interest rate for any advances under the credit facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus ..25% or LIBOR plus 2.25%. As of December 31,2005, there were no advances under the credit facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of our subsidiaries. Debt issuance fees associated with the credit facility totaled $450 and are being amortized through the maturity date in August 2009. Unamortized debt issuance fees related to the Notes are $430 as of December 31, 2005.
6. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
     On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) to affiliates of Bain Capital (“Bain”) and Thomas H. Lee Partners, L.P. (“THL”). The Series A Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly, and at the Company’s option, in cash or shares of Series A Preferred Stock through April 11, 2010. All such dividends through December 31, 2005 have been paid in shares of Series A Preferred Stock. In addition, the Series A Preferred Stock participates on a pro rata basis in any dividends payable to common shareholders. As of December 31, 2005, the Company had declared and accrued $81,167 in Series A Preferred Stock dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Series A Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares.
     The holders of the shares of Series A Preferred Stock may convert all or a portion of their shares into shares of Class A Common Stock at a set conversion price, subject to adjustment for certain dilutive events. The initial conversion price of $35 per share has been adjusted to approximately $28 per share as of December 31, 2005 pursuant to the anti-dilution provisions of the Series A Preferred Stock. The holders of the Series A Preferred Stock may also convert all or a portion of their shares into Class A Common Stock at the then adjusted conversion price prior to April 11, 2010 in the event of a change in control. Each holder of the Series A Preferred Stock may redeem all or a portion of their Series A Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. Each share of the Series A Preferred Stock is entitled to one vote per share of Class A Common Stock into which it could have been converted on the record date for determination of stockholders entitled to notice of and to vote at the Company’s annual stockholders meeting. The Company may redeem all of the outstanding shares of Series A Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, but only if the market price of a share of Class A Common Stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of Class A Common Stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Series A Preferred Stock, including the shares of Series A Preferred Stock issued as in-kind dividends, are subject to mandatory redemption on April 11, 2010.
     Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Company incurred $6,240 in expenses related to the issuance of the Series A Preferred Stock. The carrying amount of the Series A Preferred Stock will be accreted to its redemption amount over its life. As of December 31, 2005 and 2004, the unaccreted redemption amount was of $3,130 and $3,753, respectively.
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
     Disputed Access Revenues —On April 27, 2001, the Federal Communications Commission (“FCC”) released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLEC’s interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company.
     The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9% of the Company’s revenue for the year ended December 31, 2005. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on the Company.
     In September 2002, the Company filed a Petition for Declaratory Ruling asking the FCC to reaffirm the FCC’s prior position that access charges can be collected by local exchange carriers in connection with calls originating or terminating on the networks of wireless carriers. In the Eighth Report and Order, the FCC announced a prospective rule that confirmed a CLEC’s right to bill for calls from other than its own end users as long as it bills only for the components of the access service that it provides. Addressing prior billings for wireless traffic as requested in the Company’s Petition, the FCC made it clear that it had not been unreasonable for a CLEC to bill an IXC at the benchmark rates provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff, and the wireless carrier had not separately billed the IXC for those services. In light of that decision, the Company withdrew its petition as moot.
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs continued to dispute interstate and intrastate access charges that the Company billed them for wireless traffic, with some electing to withhold current payments, in whole or in part, pending resolution of their disputes. One dispute remains in litigation. In January 2005, the Company filed suit against Qwest Communications Corporation (“Qwest”) in the U.S. District Court in North Carolina for collection of unpaid interstate and intrastate access charges. Qwest filed a counterclaim, later amended, alleging breach of contract, unjust enrichment, fraud, negligent misrepresentation and breach of North Carolina’s Unfair and Deceptive Trade Practices Act based on the Company’s billing for wireless traffic. The Company disputes carriers’ practice of withholding partial payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. Access was provided by the Company and billing rates were based on the interstate and intrastate tarriffed rates or contracts with carriers as applicable. The Company intends to continue to defend vigorously against Qwest’s challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges, however, at this time, given the uncertainties of litigation, the Company cannot predict when or how the dispute with Qwest will be resolved. In April 2005, the Company filed suit against MCI, LLC (“MCI”) to collect amounts for access charges for wireline and wireless calls. MCI filed a counterclaim alleging breach of federal and state tariff obligations and seeking a return of access charges previously paid to the Company for wireless traffic. As discussed below, the litigation with MCI and the related disputes have been resolved by agreement of the parties in February 2006.

     Prior to 2005, the Company established reserves against carrier receivables in response to disputes by IXCs related to interstate and intrastate access charges, including charges related to wireless traffic. These reserves were primarily established for billings to these carriers for periods prior to the effective date of the Eighth Report and Order in June 2004 and were based upon the Company’s assessments of collectibility at that time, including information related to the Company’s historical experience of settling access disputes with other carriers. The Company increased this reserve over the period from June 30, 2004 through September 30, 2005 based upon developing information as to the potential amount of disputed carrier traffic.
     As of September 30, 2005, carriers disputing the Company’s billing of access for wireless traffic, and withholding payments for that traffic, accounted for approximately $30.0 million of the Company’s net receivable balance after the impact of the reserve balance at that date. Of the total reserve recorded at September 30, 2005 for all customer and carrier receivables in the amount of $10.9 million, $7.4 million was associated with the total receivables related to all carriers. The majority of the carrier receivable and related reserve balances at that date related to wireless carrier disputes.
     Substantive settlement discussions including potential terms of settlement began with MCI in November and December 2005. As a result, the litigation with MCI, and a similar dispute with Sprint that existed as of December 31, 2005 have been resolved by agreement of the parties in February 2006. Going forward, the Company expects to receive payments from these carriers on a timely basis with no further dispute on the settled issues. After taking into account the impact of the settlements including the related cash receipt of approximately $9.0 million in the first quarter of 2006 and the Company’s estimate of the resolution of the other unresolved disputes, the Company took a one-time non-cash charge of approximately $23.3 million in the fourth quarter of 2005. We believe, based on the facts known at this time that the reserves reflected on our balance sheet as of December 31, 2005 for unresolved disputes (including the Qwest matter noted above) are adequate to account for their ultimate resolution.
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
     Reciprocal Compensation — On April 27, 2001, the FCC released an Order on Remand and Report and Order (the “Remand Order”) addressing inter-carrier compensation for traffic terminated to ISPs. The interpretation and enforcement of the Remand Order has been, and will likely continue to be, an important factor in the Company’s efforts to collect reciprocal compensation for ISP-bound traffic. In the Remand Order, the FCC addressed a number of important issues, including the rules under which carriers are to compensate each other for traffic terminated to ISPs and the rates applicable for ISP-bound traffic as well as traffic bound to other customers.
     While the Remand Order provides greater certainty about the Company’s right to bill for traffic terminated to ISPs, the effect of the Remand Order on the Company will depend on how it is interpreted and enforced. In particular, there are uncertainties as to whether the limitations on growth of ISP traffic in the Remand Order, which was subsequently removed, will survive legal challenge.
     On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It remains unclear whether, how or when the FCC will respond to the Second Remand, and how the Remand Order will be interpreted in light of the Second Remand
     On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). The decision has been appealed to the D.C. Circuit.
     If the Remand Order or the Second Remand or the Core Order were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company’s ability to collect reciprocal compensation for ISP-bound traffic.
     In addition, the FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how the Remand Order or the Core Order will be interpreted and enforced. Although reciprocal compensation accounted for only 2% of the Company’s revenue for the year ended December 31, 2005, if the FCC were to significantly change its policy for this traffic, and if such changes were approved by the courts, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation.
     Legislation — Periodically, legislation has been introduced in Congress to alter or amend the Telecom Act, which opened local telephone markets for competition and outlines many of the ground rules pursuant to which ILECs and CLECs operate with respect to each other. Additional efforts are underway to alter, amend or re-write the Telecom Act, with bills having been introduced in both the House and Senate that are aimed at further relaxing the regulation of ILECs and at creating new frameworks to govern the provision of so-called broadband services. The Company cannot predict whether or when any particular piece of legislation will become law or how the Telecom Act might be modified. The passage of legislation amending the Telecom Act could have a material adverse effect on the Company’s future operations and its future financial results.
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
     Interconnection Agreements with ILECs — The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company concluded interconnection arbitrations with Verizon in 2002 in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states. In February 2004, Verizon filed petitions with several state commissions asking those Commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”), and subsequently amended the petitions asking those Commissions to address the terms of the Triennial Review Remand Order (“TRRO”) in the arbitrations as well. Verizon has asked each Commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. The Company has received a decision in one of the TRRO arbitration cases, and is negotiating a conforming amendment with Verizon, and is awaiting the decisions of three other Commissions in the proceedings in which it actively participated. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.
     Interconnection with Other Carriers — The Company anticipates that as its interconnections with various carriers increase, the issue of seeking compensation for the termination or origination of traffic whether by reciprocal arrangements, access charges or other charges will become increasingly complex. The Company does not anticipate that it will be cost effective to negotiate agreements with every carrier with which the Company exchanges originating and/or terminating traffic. The Company will make a case-by-case analysis of the cost effectiveness of committing resources to these interconnection agreements or otherwise billing and paying such carriers.
     Other Litigation — We are involved, and expect to continue to be involved, in other proceedings arising out of the conduct of the Company’s business, including litigation with other carriers, employment related lawsuits and regulatory proceedings. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, including the matters specifically discussed above, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and business prospects.
     Leases — The Company leases all of its administrative and switch sites under operating lease arrangements. Total rent expense on these leases amounted to $8,839, $8,721 and $8,323 in 2005, 2004 and 2003, respectively. Primarily all of the Company’s restricted cash balances as of December 31, 2005 and 2004 serves as collateral for letters of credit for some of these office leases.
     Future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

2006	$8,772
2007	8,865
2008	8,845
2009	8,425
2010	4,393
Beyond	4,463

$43,763

     Indemnifications — On March 31, 2001, the Company, Richard T. Aab, the Company’s Chairman, controlling shareholder at that time and the indirect controlling owner of Metacomm, and Tansukh V. Ganatra, the Company’s former Vice Chairman and Chief Executive Officer, reached an agreement in principle to effect a recapitalization of the Company and to resolve Mr. Aab’s commitment that Metacomm would fully satisfy its obligations to the Company for facilities, advances and interest. This transaction was closed on August 6, 2001. Under the agreement, the following events occurred: (1) Mr. Aab made a contribution to the capital of the Company by delivering to the Company for cancellation 2,000 shares of Class B Common Stock, (2) Mr. Aab and Mr. Ganatra converted all of the then remaining and outstanding shares of Class B Common Stock — a total of approximately 14,000 such shares were outstanding after the 2,000 shares were cancelled — into the same number of shares of Class A Common Stock. As set out in the articles of incorporation, Class B Shares that have been converted to Class A cannot be reissued (3) the Company agreed to indemnify Mr. Aab for certain adverse tax effects, if any, relating to the Company’s treatment in its balance sheet of the amount of the Metacomm obligation as a distribution to shareholder and (4) the Company agreed to indemnify Mr. Ganatra for certain adverse tax effects, if any, from the conversion of his Class B shares to Class A shares. The Company has not recorded a liability associated with these indemnifications as management has concluded that as of December 31, 2005, it is not probable that any amounts would be payable.
8. INCOME TAXES
     The reconciliation of the statutory federal income tax rate to the Company’s federal and state overall effective income tax rate is as follows:

	2005	2004	2003
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
State income taxes	—	—	—
Change in valuation allowance	34.99	35.24	33.60
Miscellaneous	0.01	(0.24)	1.40

Effective tax rate	0%	0%	0%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$134,597	$122,346
Accrued expenses	3,395	5,253

Deferred tax assets	137,992	127,599
Less: Valuation Allowance	(108,995)	(94,312)

Total deferred tax assets	28,997	33,287

Deferred tax liabilities:
Net deferred revenues	1,549	1,404
Depreciation and amortization	24,721	29,451
Capitalized salaries and interest	2,727	2,432

Total deferred tax liabilities	28,997	33,287

Net Deferred Taxes	$—	$—

     For the years ended December 31, 2005 and 2004, a valuation allowance has been provided against the net deferred tax assets since management cannot conclude, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The Company has recorded a current deferred tax liability and a non-current deferred tax asset (included in other assets), both in the amount of $2,792.
     At December 31, 2005, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $316,664. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.
9. EMPLOYEE BENEFIT PLAN
     The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2005, 2004, and 2003, respectively, the Company made matching contributions to the plan totaling $1,264, $527 and $487 based on 50% of the first 6% of an employee’s compensation in 2005, and 25% of the first 6% of an employee’s contribution to the plan in 2004 and 2003.
10. STOCKHOLDERS’ DEFICIENCY
     Common Stock — The holders of the Class A Common Stock are entitled to one vote per share in the election of the members of the Board of Directors.
     Employee Stock Purchase Plan — In May 2000, the Company’s shareholders approved and the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of Class A Common Stock. Substantially all employees may elect to participate in the ESPP by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The ESPP was amended in May 2005 to increase the number of shares issuable under the ESPP by 1,000. The Company is presently authorized to issue 3,000 shares of common stock under the amended ESPP of which 554 were available for issuance as of December 31, 2005. The Company issued share amounts of 247, 211, 196 and 183 shares at a purchase price of approximately $1.45, $2.06, $2.70 and $3.45 per share, respectively, which represents a 15% discount to the closing price on December 31, 2005, June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
     Stock Option Plan — In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase the number of shares issuable under the Plan by 2,000. Under the amended Plan, 7,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 1,946 were available for grant at December 31, 2005. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).
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
     A summary of the option and warrant activity is as follows:

	Options			Warrants
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Fair Value		Exercise
	Number of	Price Per	at Date	Number of	Price Per
	Shares	Shares	of Grant	Warrants	Warrant
Balance at December 31, 2002	4,021	$9.06		2,775	$2.00

Granted at fair market value	3,853	$4.08	$2.84	947	$2.02
Exercised	(107)	$3.15		(226)	$1.96
Forfeited or cancelled	(3,165)	$10.47		—	—

Balance at December 31, 2003	4,602	$4.05		3,496	$2.01

Granted at fair market value	509	$4.27	$2.85	—	—
Exercised	(89)	$3.33		(184)	$1.90
Forfeited or cancelled	(274)	$4.01		—	—

Balance at December 31, 2004	4,748	$4.09		3,312	$2.01

Granted at fair market value	522	$2.32	$1.57	—	—
Exercised	(9)	$2.43		—	$—
Forfeited or cancelled	(358)	$4.19		—	—

Balance at December 31, 2005	4,903	$3.90		3,312	$2.01

     A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2005 is as follows:

	Options Outstanding
		Number of	Weighted	Weighted	Number of	Weighted
	Range of	Options	Avg. Remaining	Avg. Exercise	Options	Avg. Exercise
	Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Options granted at fair market value:
	$1.74 - 2.34	543	8.8 years	$2.19	80	$2.06
	2.40 - 3.30	351	8.3 years	3.00	131	3.04
	3.41 - 3.41	333	5.4 years	3.41	333	3.41
	3.44 - 4.05	364	7.4 years	3.74	195	3.66
	4.06 - 4.06	2,561	7.6 years	4.06	2,558	4.06
	4.11 - 5.03	360	7.0 years	4.27	234	4.31
	5.19 - 7.31	384	7.6 years	5.97	200	5.89
	10.00 - 27.69	7	3.6 years	23.96	7	23.96

Total options outstanding at December 31, 2005	$1.74-$27.69	4,903	7.6 years	$3.90	3,738	$4.05

	Warrants Outstanding
		Number of	Weighted	Weighted
	Range of	Warrants	Avg. Remaining	Avg. Exercise
	Exercise Price	Outstanding	Contractual Life	Price
Warrants granted at	6.21	26	2.9 years	$6.21
fair market value	2.86	128	1.0 years	2.86
	2.06	895	3.8 years	2.06

		1,049	3.4 years	2.26

Warrants granted at less than fair market value	1.90	2,263	3.8 years	1.90

Total warrants outstanding at December 31, 2005	$1.90-$6.21	3,312	3.6 years	$2.01

     In December 2002, additional paid-in-capital was increased by $2,320 representing the portion of the $5,000 in gross proceeds received on December 31, 2002 allocated to the 2002 warrants based on the approximate fair values of the subordinated notes and the 2002 warrants. In January 2003, additional paid-in-capital was increased by $820 representing the fair value of the warrants issued to Eagle.
     In February 2006 the Company announced a voluntary stock option exchange offer for current employees and directors that are holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). Unless extended, the 2006 Exchange Offer will expire on March 27, 2006. Immediately following the expiration of the 2006 Exchange Offer the Company will grant new options for exchange and cancel the tendered options. Options covering a total of 4,575 shares are eligible for exchange in the offer. The exercise price of the new options will be the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options are granted.
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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table summarizes the Company’s results of operations as presented in the consolidated statements of operations by quarter for 2005 and 2004.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue	$93,516	$95,343	$98,824	$100,055
Network Expenses	45,784	46,597	47,680	46,863
Depreciation and Amortization	12,931	12,638	12,684	12,415
Selling, General and Administrative	35,868	36,590	37,560	38,884
Charge Related to Carrier Access Disputes(1)	—	—	—	23,292

Income (Loss) from Operations	(1,067)	(482)	900	(21,399)
Other Income	—	—	202	—
Net Interest Expense	(3,712)	(4,279)	(4,228)	(4,583)

Net Loss	(4,779)	(4,761)	(3,126)	(25,982)
Preferred Stock Dividends	3,974	4,033	4,094	4,155
Accretion of Preferred Stock Issuance Cost	152	155	157	159

Net Loss Attributable to Common Stockholders	$(8,905)	$(8,949)	$(7,377)	$(30,296)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.29)	$(0.30)	$(0.24)	$(0.99)

Weighted Average Share Outstanding:
Basic and Diluted	30,255	30,295	30,504	30,507

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$85,186	$91,633	$87,262	$92,100
Network Expenses	41,450	42,322	44,016	43,504
Depreciation and Amortization	12,485	11,822	12,570	12,974
Selling, General and Administrative	32,416	36,371	32,876	37,568

Income (Loss) from Operations	(1,165)	1,118	(2,200)	(1,946)
Charges Related to Early Extinguishment of Debt	—	—	(4,416)	—
Net Interest Expense	(2,152)	(2,276)	(2,810)	(3,915)

Net Loss	(3,317)	(1,158)	(9,426)	(5,861)
Preferred Stock Dividends	3,744	3,800	3,857	3,915
Accretion of Preferred Stock Issuance Cost	143	146	148	150

Net Loss Attributable to Common Stockholders	$(7,204)	$(5,104)	$(13,431)	$(9,926)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.24)	$(0.17)	$(0.45)	$(0.33)

Weighted Average Share Outstanding:
Basic and Diluted	29,751	29,853	30,045	30,056

(1)	The quarter ended December 31, 2005 Loss from Operations includes the impact of carrier access disputes settlements as discussed in Note 7.

ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. During the last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required in response to Item 10 related to directors is incorporated by reference from the sections of the Company’s proxy statement for the annual meeting of stockholders in May of 2006 (the “Proxy Statement”) that appear under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required in response to Item 10 related to executive officers is provided in Part I of this report under the heading “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION
     The information required to be furnished in response to Item 11 is incorporated by reference from the sections of the Proxy Statement that appear under the headings “Compensation of Directors” and “Compensation of Executive Officers.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required to be furnished in response to Item 12 is incorporated by reference from the sections of the Proxy Statement that appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements, Financial Statement Schedule and Exhibits — The following documents are filed as part of this Form 10-K.
     (1) Financial statements:
A. Consolidated Balance Sheets as of December 31, 2005 and 2004
B. Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
C. Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2005, 2004 and 2003
D. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
E. Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003
F. Report of Independent Registered Public Accounting Firm
(2) Schedule II Valuation and Qualifying Accounts
(3) List of Exhibits:

No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock (3)

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock (4)

3.5	Certificate of Amendment of Restated Certificate of Incorporation (5)

3.6	Certificate of Retirement and Prohibition of Reissuance of Class B common Stock of US LEC Corp. (5)

4.1	Form of Class A Common Stock Certificate (1)

4.2	Preferred Stock Purchase Agreement, dated April 11, 2000 (3)

4.4	Corporate Governance Agreement, dated April 11, 2000 (3)

4.5	Registration Rights Agreement, dated April 11, 2000 (3)

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (4)

4.7	Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. (4)

4.8	Form of Second Priority Senior Secured Floating Rate Note due 2009, Series B (9)

4.9	Indenture, dated September 30, 2004, by and among US LEC Corp., as Issuer, the Guarantors party thereto, as Guarantors, and U.S. Bank National Association, as trustee, relating to the Second Priority Senior Secured Floating Rate Notes due 2009 (8)

4.10	Registration Rights Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

4.11	Security Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and U.S. Bank National Association, as trustee (8)

4.12	Trademark Security Agreement, dated September 30, 2004, by and among US LEC Corp. and U.S. National Association, as trustee (8)

4.13	Form of Common Stock Purchase Warrant (6)

4.14	Registration Rights Agreement, dated December 31, 2002 (6)

10.1	Consulting Agreement dated as of February 7, 2002 by and between the Company and Tansukh V. Ganatra (4) (7)

No.	Exhibit
10.2	Purchase Agreement, dated September 23, 2004, by and among US LEC Corp., the Guarantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

10.3	Loan and Security Agreement dated October 25, 2005, by and among US LEC Corp., the Guarantors party thereto, and Wachovia Bank, National Association, as Lender.

10.4	Pledge and Security Agreements dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association.

10.5	Trademark Security Agreement dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association.

10.6	Guarantee dated October 25, 2005, by the Guarantors in favor of Wachovia Bank, National Association.

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

(5)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.

(7)	Management or compensatory plan or arrangement.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.

(9)	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-120232) filed November 4, 2004.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
US LEC Corp. (IN THOUSANDS)

		Additions
	Balance at			Charged to			Balance at
	Beginning	Charged to Costs		Other			End of
Description	of Period	and Expenses		Accounts	Deductions		Period
Allowance against accounts receivable
Year ended December 31, 2005	$10,137	$28,116	(4)		$27,904	(4)	$10,349
Year ended December 31, 2004	$10,998	$7,270		$417 (3)	$8,548		$10,137
Year ended December 31, 2003	$23,180	$523	(1)	$390 (2)	$13,095		$10,998

Allowance against deferred tax assets
Year ended December 31, 2005	$94,312	$14,683		$—	$—		$108,995
Year ended December 31, 2004	$85,695	$8,617		$—	$—		$94,312
Year ended December 31, 2003	$79,689	$6,006		$—	$—		$85,695

(1)	Includes $5,867 recovery for doubtful accounts related to WorldCom.

(2)	Represents allowance for doubtful accounts related to the accounts receivable purchased from Fastnet on December 15, 2003.

(3)	Represents allowance for doubtful accounts related to the accounts receivable purchased from StarNet on November 10, 2004.

(4)	Contains $22,893 included in charge related to carrier access disputes.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006	By:	/s/ J. Lyle Patrick
J. Lyle Patrick
Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard T. Aab	Chairman and Director	March 7, 2006
Richard T. Aab

/s/ Aaron D. Cowell, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2006
Aaron D. Cowell, Jr.

/s/ J. Lyle Patrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006
J. Lyle Patrick

/s/ Tansukh V. Ganatra	Director	March 7, 2006
Tansukh V. Ganatra

/s/ David M. Flaum	Director	March 7, 2006
David M. Flaum

/s/ Steven L. Schoonover	Director	March 7, 2006
Steven L. Schoonover

/s/ Anthony J. DiNovi	Director	March 7, 2006
Anthony J. DiNovi

/s/ Michael A. Krupka	Director	March 7, 2006
Michael A. Krupka

/s/ Michael C. Mac Donald	Director	March 7, 2006
Michael C. Mac Donald

INDEX TO EXHIBITS

No.	Exhibit
3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock (3)

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock (4)

3.5	Certificate of Amendment of Restated Certificate of Incorporation (5)

3.6	Certificate of Retirement and Prohibition of Reissuance of Class B common Stock of US LEC Corp. (5)

4.1	Form of Class A Common Stock Certificate (1)

4.2	Preferred Stock Purchase Agreement, dated April 11, 2000 (3)

4.4	Corporate Governance Agreement, dated April 11, 2000 (3)

4.5	Registration Rights Agreement, dated April 11, 2000 (3)

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership (4)

4.7	Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. (4)

4.8	Form of Second Priority Senior Secured Floating Rate Note due 2009, Series B (9)

4.9	Indenture, dated September 30, 2004, by and among US LEC Corp., as Issuer, the Guarantors party thereto, as Guarantors, and U.S. Bank National Association, as trustee, relating to the Second Priority Senior Secured Floating Rate Notes due 2009 (8)

4.10	Registration Rights Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

4.11	Security Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and U.S. Bank National Association, as trustee (8)

4.12	Trademark Security Agreement, dated September 30, 2004, by and among US LEC Corp. and U.S. National Association, as trustee (8)

4.13	Form of Common Stock Purchase Warrant (6)

4.14	Registration Rights Agreement, dated December 31, 2002 (6)

10.1	Consulting Agreement dated as of February 7, 2002 by and between the Company and Tansukh V. Ganatra (4) (7)

10.2	Purchase Agreement, dated September 23, 2004, by and among US LEC Corp., the Guarantors party thereto and Deutsche Bank Securities Inc. and Libertas Partners, LLC (8)

10.3	Loan and Security Agreement dated October 25, 2005, by and among US LEC Corp., the Guarantors party thereto, and Wachovia Bank, National Association, as Lender.

10.4	Pledge and Security Agreements dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association.

10.5	Trademark Security Agreement dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association.

10.6	Guarantee dated October 25, 2005, by the Guarantors in favor of Wachovia Bank, National Association.

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a –14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement from Form S-1 (File No. 333-46341) filed February 13, 1998.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for its quarter ended

March 31, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

(5)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.

(7)	Management or compensatory plan or arrangement.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.

(9)	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-120232) filed November 4, 2004.