Form 10-Q
period 2006-03-31
US LEC CORP
filed 2006-05-15
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2006, there were 30,793,154 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months
	ended March 31,
	2006	2005
Revenue	$102,797	$93,516
Network expenses (excluding depreciation and amortization shown below)	50,250	45,784
Depreciation and amortization	12,194	12,931
Selling, general and administrative expenses (excluding stock-based compensation expense shown below)	37,802	35,868
Stock-based compensation expense	717	—

Income (Loss) from Operations	1,834	(1,067)

Other (Income) Expense
Interest income	(306)	(244)
Interest expense	4,851	3,956

Net Loss	(2,711)	(4,779)

Less: Preferred stock dividends	4,218	3,974
Less: accretion of preferred stock issuance costs	162	152

Net Loss Attributable to Common Stockholders	$(7,091)	$(8,905)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.23)	$(0.29)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,751	30,255

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	(Unaudited)
	March	December 31,
	2006	2005
Assets

Current Assets
Cash and cash equivalents	$36,681	$30,704
Restricted cash	67	67
Accounts receivable (net of allowance of $10,442 and $10,349 at March 31, 2006 and December 31, 2005, respectively)	41,873	49,841
Prepaid expenses and other assets	9,383	9,289

Total current assets	88,004	89,901

Property and Equipment, Net	138,903	144,350
Deferred income taxes	2,811	2,792
Other Assets	14,866	15,309

Total Assets	$244,584	$252,352

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$6,660	$9,125
Accrued network costs	16,719	20,252
Commissions payable	1,143	984
Accrued expenses – other	32,389	31,567
Deferred revenue	13,892	14,292
Deferred income taxes	2,811	2,792

Total current liabilities	73,614	79,012

Long-Term Debt	149,475	149,438
Other Liabilities	5,462	5,879

Commitments and Contingencies

Series A Mandatorily Redeemable Convertible Preferred Stock	282,416	278,037

Stockholders’ Deficit
Common stock – Class A, $.01 par value (122,925 authorized shares, 30,753 and 30,751 shares outstanding at March 31, 2006 and December 31, 2005)	308	307
Additional paid-in capital	96,469	93,181
Unearned stock-based compensation	(2,567)	—
Accumulated deficit	(360,593)	(353,502)

Total stockholders’ deficit	(266,383)	(260,014)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$244,584	$252,352

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net Loss	$(2,711)	$(4,779)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,194	12,931
Accretion of debt	37	37
Accretion of lease exit costs	18	17
Other income	28	51
Stock-based compensation expense	717	—

Changes in operating assets and liabilities:
Accounts receivable	7,933	(3,791)
Prepaid expenses and other assets	206	794
Other assets	(268)	126
Accounts payable	(784)	(576)
Deferred revenue	(399)	(43)
Accrued network costs	(3,533)	995
Customer commissions payable	159	(992)
Other liabilities	(435)	(355)
Accrued expenses — other	810	1,543

Total adjustments	16,683	10,737

Net cash provided by operating activities	13,972	5,958

Investing Activities
Purchase of property and equipment	(7,692)	(9,323)
Net assets acquired	(1)	(5)
Notes receivable	(300)

Net cash used in investing activities	(7,993)	(9,328)

Financing Activities
Payments on notes payable	—	(980)
Payment of deferred loan fees	(5)	(46)
Proceeds from issuance of stock options	4	24

Net cash used in financing activities	(1)	(1,002)

Net (Decrease) Increase in Cash and Cash Equivalents	5,978	(4,372)

Cash and Cash Equivalents, Beginning of Period	30,703	48,232

Cash and Cash Equivalents, End of Period	$36,681	$43,860

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$16	$18

Cash Paid for Income Taxes	$—	$—

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Three Months Ended March 31, 2006
(In Thousands)
(Unaudited)

				Unearned
	Class A Common Stock		Additional	Stock-based	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance, December 31, 2005	30,751	$307	$93,181	$—	$(353,502)	$(260,014)
Unearned stock-based compensation			3,284	(3,284)		—
Exercise of stock options	2	1	4			5
Stock-based compensation expense				717		717
Preferred stock dividends					(4,218)	(4,218)
Accretion of preferred stock issuance costs					(162)	(162)
Net loss					(2,711)	(2,711)

Balance, March 31, 2006	30,753	$308	$96,469	$(2,567)	$(360,593)	$(266,383)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.
2. Significant Accounting Policies
     Other than the adoption of SFAS No. 123(R) discussed below, there have been no changes to the Company’s significant accounting policies as set forth in Note 2 to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Stock-based Compensation Expense - Prior to January 1, 2006 the Company measured the compensation cost of its stock plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). In accordance with this method financial statements for prior periods have not been restated.
     In February 2006 the Company announced a voluntary stock option exchange offer for current employees and eligible directors that were holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Immediately following the expiration of the 2006 Exchange Offer the Company granted new options for exchange and canceled the tendered options.

Options covering a total of 4,321 shares were eligible for exchange in the offer. The Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC common stock and canceled all of these eligible options. The exercise price of the new options was $2.08, the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted. Stock-based compensation expense for the quarter ended March 31, 2006 relating to stock options as calculated using SFAS No. 123R includes the impact of the 2006 Exchange Offer.
     The Company recognizes compensation expense on a straight-line basis over the optionee’s vesting period. Total stock-based compensation expense related to the Company’s stock option plan for the three months ended March 31, 2006 is $647 thousand.
     The summary of information relative to the Company’s stock option plan for the quarter ended March 31, 2006 is as follows:

	Options
	Number	Weighted	Weighted	Aggregate
	of	Avg. Exercise	Avg. Remaining	Intrinsic
	Options	Price / Option	Contractual Term	Value
Balance at December 31, 2005	4,903	$3.90
Granted at FMV	4,317	$2.08
Exercised	(2)	$2.08
Forfeited or cancelled	(3,755)	$4.08

Outstanding on March 31, 2006	5,463	$2.34	9.5 years	$2,831

Exercisable on March 31, 2006	2,216	$2.61	9.1 years	$1,012
The aggregate intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005 was $1 thousand and $6 thousand respectively.
     As of March 31, 2006 there was $2.5 million of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.9 years.
     The total number of options that vested not related to the 2006 Option Exchange during the quarter ended March 31, 2006 was 79 thousand with a total fair value of $193 thousand. The total number of options that vested related to the 2006 Option Exchange during the quarter ended March 31, 2006 was 1.6 million with a total net incremental fair value of $113 thousand. The weighted average grant date fair value of stock options granted not related to the 2006 Option Exchange during the quarter ended March 31, 2006 and 2005, was $1.60 and $1.95, respectively. The weighted average grant date fair value of stock options granted related to the 2006 Option Exchange during the quarter ended March 31, 2006 pre-modification and post-modification was $1.45 and $1.52, respectively. Forfeitures are estimated and based on historical experience.

     The fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,	March 31,
Black-Scholes Option Valuation Assumptions	2006	2005
Risk-free interest rate (1)	4.28% - 4.70%	4.18%
Expected term (years) (2)	5.56 - 6.25	5.20
Volatility (3)	87.2%	80.0%
Dividend yield (4)	0%	0%

(1)	Based on interpolation between Treasury Constant Maturity rates with maturities corresponding to the expected term of our stock options.

(2)	Represents the period of time that options granted are expected to be outstanding using the SAB 107 simplified method.

(3)	Expected stock price volatility is based on historical experience.

(4)	Assumes no dividend yield.
     The Company estimated the fair value of grants under its Employee Stock Purchase Plan (the “ESPP”) for the three months ended March 31, 2006 using the Black-Scholes model assuming no dividend yield, volatility of 57.6%, an average risk-free interest rate of 4.28%, and an expected life of 0.5 years. The stock-based compensation expense related to the Company’s ESPP for the three months ended March 31, 2006 is $70 thousand.
     Had compensation expense for the Company’s stock plans been determined consistent with the method of SFAS No. 123 for options granted as of the quarter ended March 31, 2005, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

Three months ended
March 31, 2005
Net loss, as reported	$(4,779)
Preferred dividends	(3,974)
Accretion of preferred stock issuance fees	(152)

Net loss attributable to common stockholders, as reported	$(8,905)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(605)

Pro forma net loss	$(9,510)

Weighted average shares outstanding	30,255

Loss per share:
Basic and diluted, as reported	$(0.29)

Basic and diluted, pro forma	$(0.31)

3. Long-Term Debt
     On September 30, 2004, the Company issued $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”) in a private placement to qualified institutional buyers. The Notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year, beginning April 1, 2005. The interest rate for the six month period ending April 1, 2006 was 12.72%. The interest rate for the six month period ending October 1, 2006 which was set on April 1, 2006 is 13.62%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. The Company registered notes under the Securities Act of 1933 having terms substantially identical to the privately placed Notes and completed an exchange of the privately placed Notes for publicly registered notes in December 2004.
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Unamortized debt issuance fees related to the Notes are being amortized through the maturity date of October 1, 2009 and are $4,285 as of March 31, 2006.
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The credit facility matures in August 2009. The interest rate for any advances under the credit facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus .25% or the LIBOR, plus 2.25%. As of the date of this report there were no advances under the credit facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of our subsidiaries.
4. Commitments and Contingencies
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry becomes subject to a greater degree of deregulation and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.
     Disputed Access Revenues — On April 27, 2001, the Federal Communications Commission (“FCC”) released its Seventh Report and Order and Further Notice of Proposed Rulemaking (the “Seventh Report and Order”) in which it established a benchmark rate at which a CLECs’ interstate access charges would be presumed to be reasonable and which CLECs could impose on IXCs. Several requests for reconsideration were filed addressing various aspects of the Seventh Report and Order. The FCC resolved those requests in the Eighth Report and Order and Fifth Order on Reconsideration released on May 18, 2004 (“Eighth Report and Order”) in ways that, except as noted below, do not affect the Company.
     The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9% of the Company’s revenue for the year ended December 31, 2005 and approximately 7% for the quarter ended March 31, 2006. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on the Company.
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable by means of access charges and at what rates. If the FCC were to change its policy concerning the ability of CLECs to recover access charges, and if that policy were approved by the courts, the ability of the Company to bill and recover access charges could be adversely affected.
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
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs continued to dispute interstate and intrastate access charges that the Company billed them for wireless traffic, with some electing to withhold current payments, in whole or in part, pending resolution of their disputes. One of the Company’s disputes remains in litigation. In January 2005, the Company filed suit against Qwest Communications Corporation (“Qwest”) in the U.S. District Court in North Carolina for collection of unpaid interstate and intrastate access charges. Qwest filed a counterclaim, later amended, alleging breach of contract, unjust enrichment, fraud, negligent misrepresentation and breach of North Carolina’s Unfair and Deceptive Trade Practices Act based on the Company’s billing for wireless traffic. The Company filed a motion to dismiss Qwest’s fraud, negligent misrepresentation and state law claim, which is pending before the Court. The Company disputes Qwest’s practice of withholding partial payments and, further, believes that its access billing was and remains consistent with industry practice as reflected in the FCC’s Eighth Report and Order and the Company’s tariffs. Access was provided by the Company and billing rates were based on the interstate and intrastate tariffed rates or contracts with carriers as applicable. The Company intends to continue to defend vigorously against Qwest’s challenges to its billing of access charges and to pursue vigorously collection of unpaid access charges. However, at this time, given the uncertainties of litigation, the Company cannot predict when or how the dispute with Qwest will be resolved. Qwest’s suit, if ultimately resolved unfavorably to us, could have a material adverse effect on our results of operations and financial condition.
     Litigation with MCI, and a similar dispute with Sprint that existed as of December 31, 2005 have been resolved by agreement of the parties in February 2006. The settlements resulted in a cash receipt by the Company of approximately $9.0 million in the first quarter of 2006. Going forward, the Company expects to receive payments from these carriers on a timely basis with no further dispute on the settled issues.
     Prior to 2005, the Company established reserves against carrier receivables in response to disputes by IXCs related to interstate and intrastate access charges, including charges related to wireless traffic. These reserves were primarily established for billings to these carriers for periods prior to the effective date of the Eighth Report and Order in June 2004 and were based upon the Company’s assessments of collectibility at that time, including information related to the Company’s historical experience of settling access disputes with other carriers. The Company took a one-time, non-cash charge of approximately $23.3 million in the fourth quarter of 2005 after taking into account the impact of the settlements referenced in the prior paragraph and estimating the resolution of the other unresolved disputes. The Company increased its reserve over the period from June 30, 2004 through September 30, 2005 based upon developing information as to the potential amount of disputed carrier traffic.
     We believe, based on the facts known at this time that the reserves reflected on our balance sheet as of March 31, 2006 for unresolved disputes are adequate to account for their ultimate resolution.
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
     The regulatory treatment of VoIP could affect the Company’s ability to collect access charges, especially to the extent that in the future VoIP becomes a more significant voice service technology in the telephone network. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of VoIP service as either a telecommunications service or an information service is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services." Long distance telecommunications services that originate or terminate on the traditional telephone network are subject to access charges. The FCC is additionally considering a number of separate petitions filed by ILECs and others specifically concerning whether VoIP is subject to access charges. Our ability to collect access charges could be materially affected if the FCC determines that VoIP or some types of VoIP should not be subject to access charges to the extent any traffic upon which the Company currently, or could potentially in the future, impose access charges is VoIP. Our obligation to pay other carriers access charges for VoIP services that we provide could also be affected by the FCC’s consideration of VoIP regulatory issues. We cannot predict the outcome of the FCC’s VoIP proceedings.
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
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how the Remand Order or the Core Order will be interpreted and enforced. Although reciprocal compensation accounted for only 2% of the Company’s revenue for the year ended December 31, 2005, if the FCC were to significantly change its policy for this traffic, and if such changes were approved by the courts, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation. The FCC’s resolution of the regulatory status of VoIP could affect our ability to participate in receipt or payment of reciprocal compensation for VoIP calls. We cannot predict the FCC’s resolution of its consideration of VoIP regulatory issues.
     In a Petition for Forbearance filed with the FCC on December 20, 2004, Verizon asked the FCC to forbear Title II regulations of standalone broadband services, such as ATM, Frame Relay and similar packet-switched services. Under Section 10 of the Act, if the FCC fails to act upon a petition for forbearance within the statutory period, the petition is deemed granted. March 19, 2006 was the date on which the petition was required to be acted upon, or it would be deemed granted. On March 20, 2006, the FCC issued a Public Notice in which it announced that no action was taken on the Verizon petition and it was deemed granted. With the grant of forbearance, the services affected by the grant are no longer required to be offered under the terms, conditions and rates set forth in the tariffs on file with the FCC nor would the Title II sections of the Act that require Verizon to offer these service at just and reasonable rates and in a non-discriminatory manner be applied to the offering of these services. The Company purchases certain of the affected services from Verizon and is in discussions with Verizon as to the impact on the current terms, conditions and rates on these services due to the grant of the petition. The Company anticipates that AT&T, BellSouth and Sprint will file similar petitions for forbearance. The Company cannot predict the impact, if any, the grant of this petition and similar ones will have on the Company’s network expenses; however, if the rates, terms and conditions associated with the current service subject to the petition are negotiated adverse to the Company, it could have a material adverse effect on the Company.
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
5. Stockholders’ Deficiency
     Stock Option Plan – In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase by 2,000 the number of shares issuable under the Plan. Under the amended Plan, 7,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. As of March 31, 2006, 1,384 were available for grant under the amended Plan. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).
     In February 2006, the Company announced a voluntary stock option exchange offer for current employees and directors holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Immediately following the expiration of the 2006 Exchange Offer the Company granted new options for exchange and canceled the tendered options. Options covering a total of 4,321 shares were eligible for exchange in the offer. The Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC common stock and canceled all of these eligible options. The exercise price of the new options was $2.08, the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted.
     Employee Stock Purchase Plan – The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000 covering 2,000 shares of Class A Common Stock. The ESPP was amended in May 2005 to increase to 3,000 the number of shares issuable under the ESPP. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. As of March 31, 2006, 554 shares were available for issuance under the ESPP.
6. Subsequent Event
     Early in the second quarter of 2006, the Company announced plans to invest $2.5 million for a 37.5 percent stake in ExtreamTV, which provides video-on-demand services to the hospitality industry. As part of the transaction, Aaron D. Cowell, Jr., US LEC’s president and chief executive officer, will join Massachusetts-based ExtreamTV’s board.

ITEM 1A. RISK FACTORS
     We are updating certain of the “Risk Factors” in our Form 10-K Report for the year ended December 31, 2005 (the “Form 10-K”) by repeating the bold-faced risk heading in the Form 10-K and updating the narrative discussion under the heading. All of the other risk factors in the Form 10-K continue to be applicable to us and should be carefully considered, together with the risk factors as updated below. In addition, investors should consider carefully the information in Item 2 and the discussion in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this report. Our industry is highly competitive and changes rapidly. Sometimes new risks emerge and management may not be able to anticipate all of them or be able to predict how they impact our business and financial performance.
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
     In addition, the Company has grown rapidly since inception and expects to continue to grow primarily by expanding our product offerings, adding and retaining customers, acquisitions and entering new markets. The Company expects this growth to place a strain on operational, human and financial resources, particularly if the growth is through acquisitions. The ability to manage operations and expansion effectively depends on the continued development of plans, systems and controls for operational, financial and management needs. The

Company cannot give any assurance that these requirements can be satisfied or that the Company’s operations and growth can be managed effectively. A failure to satisfy these requirements could have a material adverse effect on the Company’s financial condition and the ability to implement fully its growth and operating plans.
     The number of our business class customers has grown from approximately 16,800 as of December 31, 2003 to over 27,000 as of March 31, 2006. Revenue from the services we provide to these customers increased from $211.3 million in 2003 to $330.8 million in 2005. In addition, compared to the first quarter of 2005, we experienced an increase of $10.6 million, or 13%, in revenue from our business class customers in the quarter ended March 31, 2006. A decline in our base of business class customers or in the products and services we provide to them, or our inability to continue to grow this customer base, would have a significant negative effect on our results of operation and cash flow.
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
     The Company recently made an investment in ExtreamTV, LLC that entails significant risks associated with our success in offering digital video-on-demand and high speed Internet access to the hospitality industry. In exchange for a 37.5 % ownership position, we recently agreed to invest $2.5 million in ExtreamTV. ExtreamTV is a next generation provider of digital video-on-demand, high speed Internet access and other interactive services to the hotel, time share and hospital industries. We have over 2,300 customers in the hospitality industry and believe that we can leverage our success in this sector with the addition of ExtreamTV’s products to our own. We face intense competition in seeking to provide telecommunication, video-on-demand and Internet access to the hospitality industry. As a result, if this new initiative is not successful, there is a substantial risk that our investment in ExtreamTV will not be recovered and that the offering of its products with our own will not have any significant positive impact on our results of operations or cash flow.

     If the Company decides to make further investments or acquisitions, there can be no assurance that the Company would be able to obtain the financing on satisfactory terms or that the acquired business would perform as expected.
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
     Disruptions caused by security breaches, terrorism or other disasters, could harm our future operating results. The day-to-day operation of our business is highly dependent on our ability to protect our communications and information technology systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage or disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. A catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack in markets where we operate or a major earthquake, fire, or similar event that would affect our central offices, corporate headquarters, network operations center or network equipment.
     The FCC has undertaken a review of Special Access pricing which, if decided adversely to us, could have an adverse impact on the prices we pay for components of our network.
     In January 2005, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings, some of which are particularly important to the Company (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company’s network cost structure; however, if any of the matters addressed in the NPRM are decided adversely to the Company, it could result in increased prices for special access which could have a material adverse effect on the Company’s ability to purchase special access at competitive prices.
     On March 20, 2006, the FCC announced that it had permitted a request by Verizon for forbearance from Title II regulation of standalone broadband services, such as ATM, Frame Relay and similar packet-switched services to be deemed granted. Although the forbearance does not apparently apply to the special access services that we obtain from Verizon, the Company purchases certain of the affected services from Verizon and is in discussions with Verizon as to the impact on the current terms, conditions and rates on these services due to the grant of the petition. The FCC may consider further deregulation of ILEC broadband services which could increase our costs for some of these services. The Company anticipates that AT&T, BellSouth and Sprint will file similar petitions for forbearance. The Verizon forbearance has been appealed. The Company cannot predict the impact, if any, that grant of this petition and similar ones will have on the Company’s network expenses;

however, if the rates, terms and conditions associated with current services subject to the petition are negotiated adverse to the Company, it could have a material adverse effect on the Company.
     The outcome of pending rule-making proceedings addressing the proper framework for all intercarrier compensation could have an adverse effect on our results of operations and cash flow.
     On February 10, 2005, the FCC released a Further NPRM in the Unified Intercarrier Compensation docket. The FCC had been expected to resolve a number of pending petitions addressing various compensation matters, but did not do so. Instead, the FCC simply announced that it is seeking comment on seven comprehensive reform proposals submitted by the industry in order to develop a compensation framework that will address the four common themes for reform that had emerged from the record: (1) encouraging efficient competition and the use of the network; (2) preserving universal service support; (3) fostering technological and competitive neutrality; and (4) minimizing regulatory intervention and enforcement. The Commission is also considering the regulatory status of VoIP which could impact the ability of the Company and other telecommunications carriers to impose intercarrier compensation charges on VoIP calls as well as requirements to pay intercarrier compensation for VoIP calls. The Company cannot predict the outcome of these FCC proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and related discussion under heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.
Overview
     General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to over 27,000 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting, dial-up Internet services and consumer Voice over Internet Protocol (“VoIP”) to approximately 11,000 additional residential and small business customers.
     In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.
During the three months ended March 31, 2006, management believes the Company achieved positive results in each of these measures.
     Revenue. The following table provides a breakdown of the components of our revenue for the three months ended March 31, 2006 and 2005:

	Three months
	ended March 31,
	2006	2005
End Customer Revenue
Voice Monthly Recurring Charges	$42,769	$37,836
Data Monthly Recurring Charges	33,186	28,391
Long Distance	13,770	12,892

	89,725	79,119
Percent of Total Revenue	87%	85%

Carrier Charges
Carrier Access	7,377	8,994
Reciprocal Compensation	2,023	2,296

	9,400	11,290
Percent of Total Revenue	9%	12%

Other Revenue	3,672	3,107
Percent of Total Revenue	4%	3%

Total Revenue	$102,797	$93,516

     As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of increased penetration of established markets, continued development and acceptance of new services. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunity for providing additional services. During the quarter ended March 31, 2006, our end customer base increased from approximately 26,200 to over 27,000, and our average monthly business class customer turnover remained constant at approximately 0.6%.
     A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth will continue in future periods. During the quarter ended March 31, 2006, we increased end customer revenue from data services from approximately 30% of total revenue in the first quarter of 2005 to 32% of total revenue in the first quarter of 2006.
     Customer Retention. One of the measures that we use to gauge our success in both providing quality services to our customers and in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. During the quarter ended March 31, 2006, we retained 98.25% of our customer base, an average retention of 99.4% per month.
     Network Expense. During the quarter ended March 31, 2006, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased 7% from the first quarter of 2005 to the first quarter of 2006. This cost reduction contributed to network expense as a percentage of revenue remaining at approximately 49% for the three months ended March 31, 2006 and 2005, despite the shift in revenue mix from carrier charges toward end customer revenue, which carries higher network expense.

     Working Capital Management. During the quarter ended March 31, 2006, we continued to focus on the management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls on selling, general and administrative expenses. Through the first quarter of 2006, the Company has had positive cash flow from operations in thirteen of the last fourteen quarters. Cash flow from operations for the three months ended March 31, 2006 was approximately $14.0 million compared to $6.0 million for the same period last year.
Results of Operations
Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005
     Revenue. Approximately 96% of the Company’s revenue is currently derived from two sources – end users and carrier charges. The balance of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $102.8 million for the three months ended March 31, 2006 from $93.5 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the Company’s end customer revenue increased to $89.7 million, or 87% of total revenue, from $79.1 million, or 85% of total revenue, for the same period in 2005. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services and geographic expansion. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 6,900 customers purchasing data services, resulting in a $4.8 million increase in data revenue from the first quarter of 2005 to the first quarter of 2006. Our product take rate – the number of services utilized by each customer – increased from 4.8 as of March 31, 2005 to 5.0 as of March 31, 2006.
     Revenue from carrier charges decreased to $9.4 million for the three months ended March 31, 2006 from $11.3 million for the same period in 2005. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due primarily to anticipated lower rates offset by additional minutes on our network.
     We expect total revenue to increase in future periods as a result of end customer growth. Carrier revenue is expected to be relatively flat in future periods, but decline as a percentage of total revenue. Reciprocal compensation and wholesale revenue continue to represent a very minor portion of our total revenue. Other revenue including wholesale revenue accounted for only 4% of total revenue for the three months ended March 31, 2006.
     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $50.3 million for the three months ended March 31, 2006 from $45.8 million for the three months ended March 31, 2005, yet remained flat as a percentage of revenue at 49% for the same periods despite the shift in revenue mix toward end customer revenue which carries higher network expenses. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2006 decreased to $12.2 million from $12.9 million for the quarter ended March 31, 2005. The decrease in depreciation and amortization for the quarter was primarily due to an increase in fully depreciated assets.

     Selling, General and Administrative Expenses (excluding stock-based compensation expense). Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2006 increased to $37.8 million compared to $35.9 million for the quarter ended March 31, 2005, but decreased as a percentage of revenue to 37% from 38% for the same periods. The increase in expense was primarily due to an increase in salaries and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in advertising and marketing and agent commission expenses. Total headcount increased 5% to 1,127 as of March 31, 2006 from 1,078 as of March 31, 2005, while the Company increased its business class customer base by over 15% over the same period.
     Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. The maintenance of SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. An illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $73,400 in the first quarter of 2005 to $79,600 in the first quarter of 2006. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.
     Stock-based Compensation Expense. Stock-based compensation expense for the quarter ended March 31, 2006 was $0.7 million. As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). In accordance with this method financial statements for prior periods have not been restated.
     Interest Income and Expense. Interest income for the three months ended March 31, 2006 was $0.3 million compared to interest income of $0.2 million for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 was $4.9 million compared to $4.0 million for the three months ended March 31, 2005. The increase in interest expense was primarily related to higher overall market interest rates.
     Income Taxes. For the three months ended March 31, 2006 and 2005, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for the three months ended March 31, 2006 amounted to $2.7 million, compared to a net loss of $4.8 million for the three months ended March 31, 2005. Dividends paid in kind and accrued on preferred stock for the three months ended March 31, 2006 and 2005 amounted to $4.2 million and $4.0 million, respectively. The accretion of preferred stock issuance costs for the three months ended March 31, 2006 and 2005 amounted to $0.2 million each quarter.
     As a result of the foregoing, net loss attributable to common stockholders for the three months ended March 31, 2006 amounted to $7.1 million, or $0.23 per diluted share, as compared to $8.9 million, or $0.29 per diluted share for the three months ended March 31, 2005.
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, $5.0 million of 11% senior subordinated notes in December 2002, $10.0 million of Class A common stock in November 2003 and, in September 2004, $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”), the proceeds of which were used to repay all outstanding debt. The Company exchanged the privately placed notes for publicly registered notes in December 2004. In October 2005, the Company entered into a $10.0 million Revolving Credit Facility which, as of the filing date of this report, there were no advances under the facility. In addition, the Company has raised over $7.5 million between 1998 and March 2006 through the purchase of Class A common stock by employees under the Company’s stock plans. Through the first quarter of 2006, the Company has generated positive cash flow from operations for thirteen of the last fourteen quarters. Net cash provided by operating activities for 2006 was $14.0 million.
     The Notes bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year. The interest rate for the six-month period ending April 1, 2006, which was set on October 1, 2005, is 12.72%. The interest rate for the six month period ending October 1, 2006, which was set on April 1, 2006 is 13.62%. The maturity date of the Notes is October 1, 2009. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries.
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
     Debt issuance fees associated with the Notes totaled $5.6 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $3.9 million as of March 31, 2006. Debt issuance fees associated with the Revolving Credit Facility totaled $0.5 million and are being amortized through the maturity date of August 1, 2009. Unamortized debt issuance fees related to the Revolving Credit Facility are $0.4 million as of March 31, 2006.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$150.0	$—	$—
Operating leases	41.6	8.8	25.8	4.3	2.7

Total contractual cash obligations	$191.6	$8.8	$175.8	$4.3	$2.7

(1)	Amount excludes interest expense which is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50% which is estimated to total approximately $72.0 million over the remaining term of the Notes, assuming current interest rates of 13.75% over the period. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009. There were no amounts outstanding under our $10.0 million Revolving Facility.
     Cash provided by operating activities was approximately $14.0 million and $6.0 million for the quarters ended March 31, 2006 and 2005, respectively. The increase in cash provided by operating activities of $8.0 million was primarily due to an $11.7 million increase in cash provided by accounts receivable, $1.2 million increase in cash provided for customer revenue sharing arrangements and a $4.5 million increase in cash used for accrued network costs. Additional decreases in cash used for accounts payable, accrued expenses, prepaid expenses and other working capital items were offset by a reduction in net loss from operations. The decrease in total accounts receivable of $8.0 million since December 31, 2005 was primarily due to the receipt of approximately $9.0 million in the first quarter of 2006 for settlements with MCI and Sprint related to the billing of access for wireless traffic (see Note 4 to the condensed consolidated financial statements). Carrier receivables increased $0.8 million excluding the $9.0 million carrier settlement payment and end customer receivables increased $0.6 million. Wholesale receivables decreased $0.3 million primarily due to the timing of payments at the end of the quarter.
     Cash used in investing activities decreased to $8.0 million in the first quarter of 2006 from $9.3 million in the first quarter of 2005. Cash purchases of property and equipment of $7.7 million and $9.3 million in the first quarter of 2006 and 2005, respectively, consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. Although management expects that total capital expenditures for the purchase of property and equipment in 2006 will be similar to those in 2005, the Company’s deployment of future service offerings may require higher spending.
     Cash used in financing activities was $1.0 million for the three months ended March 31, 2005 which included payment on notes payable related to the acquisition of StarNet.
     The restricted cash balance of $0.1 million as of March 31, 2006 and December 31, 2005, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.5 million is included in other assets in the consolidated balance sheet as of March 31, 2006 and December 31, 2005. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash paid for capital expenditures identified above of approximately $7.7 million for the three months ended March 31, 2006, was primarily incurred to support new customer growth. We expect capital expenditures in 2006 to be consistent with capital expenditures incurred in 2005 unless the Company’s deployment of future service offerings results in higher spending. We estimate that our debt service requirements for the remainder of 2006 will be approximately $19.8 million for cash interest payments on the Notes. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least March 2007.
Critical Accounting Policies and Estimates
     The following is the only change to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-based Compensation — The Company grants stock options to its employees and non-employee directors as part of their compensation. The Company’s employees are also eligible to participate in an Employee Stock Purchase Plan (the “ESPP”). The amount of stock-based compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of stock option exercises, actual forfeiture rates and the number of ESPP shares purchased. We estimate the fair value of all stock option awards and ESPP shares as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock-based compensation expense. These assumptions include our expected stock price volatility and the expected life of our stock options which are based primarily on our historical experience. The fair value of stock options is amortized into compensation expense on a straight-line basis over the optionee’s vesting period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of March 31, 2006, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $10.2 million based on the six-month interest rate set on April 1, 2006. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of March 31, 2006. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the last fiscal quarter, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended March 31, 2006, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
Item 6. Exhibits

Exhibit No.	Description

10.1*	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC Corp., and all of its affiliates or subsidiaries.

10.2*	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC Corp. and all of its affiliates or subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
US LEC Corp.

By:	/s/ J. Lyle Patrick

J. Lyle Patrick
Chief Financial Officer
May 15, 2006

Exhibit Index

Exhibit No.	Description

10.1*	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC Corp., and all of its affiliates or subsidiaries.

10.2*	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC Corp. and all of its affiliates or subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.