Form 10-Q
period 2006-06-30
US LEC CORP
filed 2006-08-21
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 15, 2006, there were 31,107,927 shares of Class A Common Stock outstanding.

US LEC Corp.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenue	$106,683	$95,343	$209,480	$188,858
Network expenses (excluding depreciation and amortization shown below)	53,149	46,597	103,399	92,381
Depreciation and amortization	12,172	12,638	24,365	25,569
Selling, general and administrative expenses	39,618	36,590	78,138	72,457

Income (Loss) from Operations	1,744	(482)	3,578	(1,549)

Other (Income) Expense
Interest income	(318)	(229)	(624)	(473)
Interest expense	5,185	4,508	10,036	8,464

Net Loss	(3,123)	(4,761)	(5,834)	(9,540)

Less: Preferred stock dividends	4,281	4,033	8,498	8,007
Less: accretion of preferred stock issuance costs	164	155	326	307

Net Loss Attributable to Common Stockholders	$(7,568)	$8,949)	$(14,658)	$(17,854)

Net Loss Attributable to Common Stockholders Per Common Share
Basic and Diluted	$(0.25)	$(0.30)	$(0.48)	$(0.59)

Weighted Average Number of Shares Outstanding
Basic and Diluted	30,792	30,295	30,772	30,291

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$35,392	$30,703
Restricted cash	67	67
Accounts receivable (net of allowance of $4,466 and $10,349 at June 30, 2006 and December 31, 2005, respectively)	42,136	49,841
Prepaid expenses and other assets	10,133	9,290

Total current assets	87,728	89,901

Property and Equipment, Net	135,560	144,350
Deferred income taxes	3,218	2,792
Other Assets	14,130	15,309

Total Assets	$240,636	$252,352

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$10,948	$9,125
Notes payable	38	—
Accrued network costs	15,416	20,252
Commissions payable	329	984
Accrued expenses — other	28,062	31,567
Deferred revenue	13,421	14,292
Deferred income taxes	3,218	2,792

Total current liabilities	71,432	79,012

Non-Current Liabilities
Long-Term Debt	149,513	149,438
Other Liabilities	5,755	5,879

Total non-current liabilities	155,268	155,317

Commitments and Contingencies

Series A Mandatorily Redeemable Convertible Preferred Stock	286,861	278,037

Stockholders’ Deficit
Common stock — Class A, $.01 par value (122,925 authorized shares, 31,106 and 30,751 shares outstanding at June 30, 2006 and December 31, 2005)	311	307
Additional paid-in capital	98,308	93,181

Unearned stock-based compensation	(3,383)	—
Accumulated deficit	(368,161)	(353,502)

Total stockholders’ deficit	(272,925)	(260,014)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$240,636	$252,352

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net Loss	$(5,834)	$(9,540)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,365	25,697
Accretion of debt	75	75
Accretion of lease exit costs	85	35
Other income	50	—
Stock-based compensation expense	1,168	—

Changes in operating assets and liabilities:
Accounts receivable	7,613	(5,988)
Prepaid expenses and other assets	(984)	680
Other assets	(304)	(114)
Accounts payable	494	(1,227)
Deferred revenue	(871)	(396)
Accrued network costs	(4,743)	(2,749)
Customer commissions payable	(656)	(2,063)
Other liabilities	(431)	(343)
Accrued expenses — other	(1,735)	202

Total adjustments	24,126	13,809

Net cash provided by operating activities	18,292	4,269

Investing Activities
Purchase of property and equipment	(14,580)	(16,382)
Net assets acquired	(1)	(34)

Net cash used in investing activities	(14,581)	(16,416)

Financing Activities
Payments on Notes Payable	—	(980)
Issuance of Notes Payable	257	—
Payment of deferred loan fees	(8)	(99)
Proceeds from issuance of stock options and ESPP shares	579	458

Net cash provided by (used in) financing activities	828	(621)

Net Increase (Decrease) in Cash and Cash Equivalents	4,539	(12,768)

Cash and Cash Equivalents, Beginning of Period	30,853	48,232

Cash and Cash Equivalents, End of Period	$35,392	$35,464

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$9,595	$8,077

Cash Paid for Income Taxes	$—	$—

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Six Months Ended June 30, 2006
(In Thousands)
(Unaudited)

				Unearned
	Class A Common Stock		Additional	Stock-based	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance, December 31, 2005	30,751	$307	$93,181	$—	$(353,502)	$(260,014)
Issuance of ESPP Stock	276	$3	398			401
Unearned stock-based compensation			4,551	(4,551)		—
Exercise of stock options	79	1	178			179
Stock-based compensation expense				1,168		1,168
Preferred stock dividends					(8,499)	(8,499)
Accretion of preferred stock issuance costs					(326)	(326)
Net loss					(5,834)	(5,834)

Balance, June 30, 2006	31,106	$311	$98,308	$(3,383)	$(368,161)	$(272,925)

See notes to condensed consolidated financial statements

US LEC Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(Unaudited)
1. Subsequent Event
     On August 14, 2006, the Company announced the signing of a definitive agreement to merge with PAETEC, a privately-held supplier of communications solutions to medium and large businesses and institutions.
     Under the terms of the merger agreement, which was approved unanimously by the boards of directors of both companies, PAETEC and US LEC will become wholly-owned subsidiaries of a new publicly owned holding company (“New PAETEC”). Taking into account outstanding rights to acquire shares in the new holding company in the future, US LEC security holders will own approximately 1/3 and PAETEC security holders will own approximately 2/3 of the new holding company. Upon closing, US LEC shareholders will be entitled to receive one share in the new holding company in exchange for each share of US LEC that they currently own, and PAETEC shareholders will be entitled to receive 1.623 shares in exchange for each share of PAETEC that they currently own.
     US LEC and PAETEC will finance the transaction through a combination of debt and cash on hand. Deutsche Bank Securities Inc., Merrill Lynch & Co. and CIT Group, Inc. have provided a full commitment for $850,000 of financing for the transaction, which includes refinancing of both companies’ debt, US LEC’s Series A Preferred Stock and an unused $50,000 revolver.
     US LEC has entered into an agreement to repurchase its outstanding Series A Preferred Stock, held by Bain Capital and Thomas H. Lee Partners LP, at a price which reflects a $30,000 discount to its accreted value (approximately $268,000 as of December 31, 2006, net of discount). The agreement is contingent on the closing of the merger with PAETEC. Upon closing, this repurchase would eliminate US LEC’s Convertible Preferred Stock due April 2010.
     The transaction is subject to approval by a majority of both US LEC and PAETEC shareholders and the satisfaction of closing conditions and regulatory approvals, including receipt of financing and repurchase of US LEC’s outstanding Preferred Stock, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approvals by state public service commissions in the states where the combined company will operate. Bain Capital and Thomas H. Lee Partners LP, which collectively own approximately 24.9% of US LEC’s outstanding shares on a voting basis, and Madison Dearborn Partners and The Blackstone Group, which collectively own approximately 19.5% of PAETEC’s outstanding shares, have agreed to vote their respective shares in favor of the transaction. The companies expect that the transaction will close in the fourth quarter of 2006.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of US LEC Corp. and its subsidiaries (“US LEC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.
3. Significant Accounting Policies
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
     Investment in Variable Interest Entity — In the second quarter of 2006, the Company agreed to invest $2,500 in ExtreamTV, LLC (“ExtreamTV”), a Massachusetts-based company formed in January 2006 that provides video-on-demand services to the hospitality industry. US LEC’s investment in ExtreamTV is comprised of 2,500 Class B units which is equal to a 37.5% stake in ExtreamTV. Class B units receive a 6% annual preferred return and have similar voting rights as Class A units. The preferred return is paid annually and can either be paid in cash or in additional Class B units at a rate of $1.00 per unit. In addition, Class B shares are entitled to one of five positions on ExtreamTV’s Board of Directors. This seat on the Board of Directors is held by Aaron D. Cowell, Jr., US LEC’s president and chief executive officer. As of June 30, 2006, the Company had invested $1,250 in ExtreamTV with the remaining $1,250 due in July of 2006.
     Under the provisions of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), the ExtreamTV investment qualifies as a variable interest entity subject to consolidation because US LEC is the primary beneficiary. All significant intercompany accounts and transactions among consolidated entities have been eliminated. As of June 30, 2006, the Company’s condensed consolidated balance sheet included assets totaling $430, liabilities totaling $1,158, and an equity deficiency of $729 related to ExtreamTV. For the six months ended June 30, 2006, the Company recorded a net loss associated with ExtreamTV of $729.
     Stock-based Compensation Expense — Prior to January 1, 2006 the Company measured the compensation cost of its stock plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). In accordance with this method financial statements for prior periods have not been restated.
     In February 2006 the Company announced a voluntary stock option exchange offer for current employees and eligible directors that were holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Immediately following the expiration of the

2006 Exchange Offer the Company granted new options for exchange and canceled the tendered options. Options covering a total of 4,321 shares were eligible for exchange in the offer. The Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC common stock and canceled all of these eligible options. The exercise price of the new options was $2.08, the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted. Stock-based compensation expense for the three and six months ended June 30, 2006 relating to stock options as calculated using SFAS No. 123R includes the impact of the 2006 Exchange Offer.
     The Company recognizes compensation expense on a straight-line basis over the optionee’s vesting period. Total stock-based compensation expense related to the Company’s stock option plan for the three and six months ended June 30, 2006 is $319 and $966, respectively.
     The Company extended the term of a fully vested employee warrant which produced incremental compensation expense for the six months ended June 30, 2006 of $52.
     The summary of information relative to the Company’s stock option plan for the six months ended June 30, 2006 is as follows:

	Options
	Number	Weighted	Weighted	Aggregate
	of	Avg. Exercise	Avg. Remaining	Intrinsic
	Options	Price / Option	Contractual Term	Value
Balance at December 31, 2005	4,903	$3.90

Granted at FMV	4,893	$2.19
Exercised	(78)	$2.27
Forfeited or cancelled	(4,025)	$3.98

Outstanding on June 30, 2006	5,693	$2.40	9.3 years	$5,423

Exercisable on June 30, 2006	2,170	$2.58	8.8 years	$1,959
     The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $86 thousand and $6 thousand respectively.
     As of June 30, 2006 there was $3,383 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.5 years.
     The total number of options that vested not related to the 2006 Option Exchange during the quarter ended June 30, 2006 was 167 thousand with a total fair value of $342. The total number of options that vested related to the 2006 Option Exchange during the quarter ended June 30, 2006 was 1,580 with a total net incremental fair value of $113. The weighted average grant date fair value of stock options granted not related to the 2006 Option Exchange during the quarter ended June 30, 2006 and the year ended December 31, 2005, was $1.97 and $1.65, respectively. The weighted average grant date fair value of stock options granted related to the 2006 Option Exchange during the six months ended June 30, 2006 pre-modification and post-modification was $1.45 and $1.52, respectively.
     The fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,	June 30,
Black-Schles Option Valuation Assumptions (1)	2006	2005

Risk-free interest rate (2)	4.28% - 5.21%	3.72% - 4.18%
Expected term (years) (3)	5.00 - 6.25	5.20 - 5.30
Volatility (4)	80.7% - 91.4%	80.0%
Dividend yield (5)	0%	0%

(1)	Forfeitures are estimated and based on historical experience.

(2)	Based on interpolation between Treasury Constant Maturity rates with maturities corresponding to the expected term of our stock options.

(3)	Represents the period of time that options granted are expected to be outstanding using the SAB 107 simplified method.

(4)	Expected stock price volatility is based on historical experience.

(5)	Assumes no dividend yield.
     The Company estimated the fair value of grants under its Employee Stock Purchase Plan (the “ESPP”) for the three months ended June 30, 2006 using the Black-Scholes model assuming no dividend yield, volatility of 57.6%, an average risk-free interest rate of 4.28%, and an expected life of 0.5 years. The stock-based compensation expense related to the Company’s ESPP for the three and six months ended June 30, 2006 is $80 and $150, respectively.
     Had compensation expense for the Company’s stock plans been determined consistent with the method of SFAS No. 123 for options granted as of the three and six months June 30, 2005, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(4,761)	$(9,540)
Preferred dividends	(4,033)	(8,007)
Accretion of preferred stock issuance fees	(155)	(307)

Net loss attributable to common stockholders, as reported	$(8,949)	$(17,854)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(368)	(973)

Pro forma net loss	$(9,317)	$(18,827)

Weighted average shares outstanding	30,263	30,259

Loss per share:
Basic and diluted, as reported	$(0.30)	$(0.59)

Basic and diluted, pro forma	$(0.31)	$(0.62)

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine the impact of the standard.
4. Long-Term Debt
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
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. Upon a change of control, the indenture requires the Company to make an offer to repurchase the Notes at 101% of the principal amount, plus accrued interest. The indenture allows the Company to redeem the Notes at redemption prices of 105.5%, 103.5% and 100.0% of the principal amount during the 12-month period beginning on October 1 of the years 2006, 2007 and 2008 and thereafter, respectively. Unamortized debt issuance fees related to the Notes are being amortized through the maturity date of October 1, 2009 and are $3,929 as of June 30, 2006.
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The credit facility matures in August 2009. The interest rate for any advances under the credit facility is a floating rate based, at the Company’s option, on either the lender’s prime rate plus 0.25% or the LIBOR, plus 2.25%. As of the date of this report there were no advances under the credit facility. The facility is secured by a first priority security interest in substantially all of the Company’s assets, including the stock of our subsidiaries.
5. Commitments and Contingencies
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
     Proposed Reduction and Unification of Rates for Access, Local and ISP-bound Traffic. On July 24, 2006, the National Association of Regulatory Commissioners’ Task Force on Intercarrier Compensation filed a comprehensive proposal in the FCC open proceeding on intercarrier compensation that provides a plan to reduce and unify interstate and intrastate, originating and terminating, intercarrier compensation — both access charges and reciprocal compensation, the so-called “Missoula Plan.” The FCC has placed the Missoula Plan on public notice for comment, and the pleading cycle currently ends on November 9, 2006. Under the Missoula Plan, the RBOCs, non-rural ILECs, CMRS providers, and CLECs like US LEC (“Track I Carriers”), rates for terminating interstate and intrastate access and reciprocal compensation traffic (including ISP-bound and VoIP traffic) would be unified in the third year of the Plan at $.0007 per minute, which is a significant reduction to the access and reciprocal compensation (non ISP-bound traffic) rates currently charged and collected by the Company. Originating interstate and intrastate access rates would also be reduced under the Plan. In addition, the interconnection architecture of the Company may be revised under the Plan, which may have an impact on its cost of interconnection facilities. The Company cannot predict the outcome of this proceeding, but if the FCC were to adopt the Missoula Plan for all traffic or otherwise change its rules on intercarrier compensation, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation (including compensation for ISP-bound traffic) and access charges and could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.
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
     The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until June 20, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9% of the Company’s revenue for the year ended December 31, 2005 and approximately 7% for the six months ended June 30, 2006. If the Seventh Report and Order is interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on the Company.
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable by means of access charges and at what rates, and is considering adoption of the recently filed Missoula Plan discussed in the Proposed Reduction and Unification of Rates for Access, Local and ISP-bound traffic. If the Missoula Plan were to be adopted or the FCC were to otherwise change its policy concerning the ability of CLECs to recover access charges, the ability of the Company to bill and recover access charges could be adversely affected.
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
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs continued to dispute interstate and intrastate access charges that the Company billed them for wireless traffic, with some electing to withhold current payments, in whole or in part, pending resolution of their disputes. Litigation that existed as of June 30, 2006 with Qwest has been resolved by agreement of the parties as of August 4, 2006. The agreements provide for a mutual release by the parties for any claims arising from the disputed billing for wireless-originated interstate and intrastate toll free traffic, and a one-time $3,000 cash payment by the Company made during the third quarter of 2006. The Company also agreed to order telecommunication services from Qwest, between August 1, 2006 and November 30, 2009 (unless US LEC meets the purchase commitment earlier), at volume levels and rates comparable to those that existed in the past with Qwest and at prices comparable to other national carriers. The Company would be subjected to substantial penalties in the event of early termination of its commitment or in the event it fails to order the agreed upon annual commitment during the term. It is not expected that the purchase commitment will require the Company to order or pay more than it otherwise would have ordered from or paid to third party carriers during this same period of time. Finally, the agreements establish a framework for prospective billing and collection of invoices for access charges from the Company to Qwest for intrastate wireless toll free traffic. Going forward, the Company expects to receive payment from Qwest on a timely basis with no further dispute on settled issues. The terms of the agreement were in accordance with the Company’s previous accounting treatment and no additional adjustments were required as a result of the agreement.
     Litigation with MCI and a similar dispute with Sprint that existed as of December 31, 2005 were resolved by agreement of the parties in February 2006. The settlements resulted in a cash receipt by the Company of approximately $9,000 in the first quarter of 2006. Going forward, the Company expects to receive payments from these carriers on a timely basis with no further disputes on the settled issues.
     Prior to 2005, the Company established reserves against carrier receivables in response to disputes by IXCs related to interstate and intrastate access charges, including charges related to wireless traffic. These reserves were primarily established for billings to these carriers for periods prior to the effective date of the Eighth Report and Order in June 2004 and were based upon the Company’s assessments of collectibility at that time, including information related to the Company’s historical experience of settling access disputes with other carriers. The Company took a one-time, non-cash charge of approximately $23,300 in the fourth quarter of 2005 after taking into account the impact of the settlements referenced in the prior paragraph and estimating the resolution of the other unresolved disputes. The Company increased its reserve over the period from June 30, 2004 through September 30, 2005 based upon developing information as to the potential amount of disputed carrier traffic.
     We believe, based on the facts known at this time that the reserves reflected on our balance sheet as of June 30, 2006 for unresolved disputes are adequate to account for the ultimate resolution of each of the known unresolved disputes.
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
     The regulatory treatment of VoIP could affect the Company’s ability to collect access charges, especially to the extent that in the future VoIP becomes a more significant voice service technology in the telephone network. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of VoIP service as either a telecommunications service or an information service is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services." Additionally, in a recent order, the FCC determined, on an interim basis, that interconnected VoIP providers would be required to contribute to the Universal Service Fund similar to other telecommunication service providers. Long distance telecommunications services that originate or terminate on the traditional telephone network are subject to access charges. The FCC is additionally considering a number of separate petitions filed by ILECs and others specifically concerning whether VoIP is subject to access charges. Our ability to collect access charges could be materially affected if the FCC determines that VoIP or some types of VoIP should not be subject to access charges to the extent any traffic upon which the Company currently, or could potentially in the future, impose access charges is VoIP. Our obligation to pay other carriers access charges for VoIP services that we provide could also be affected by the FCC’s consideration of VoIP regulatory issues. We cannot predict the outcome of the FCC’s VoIP proceedings.
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
     On May 3, 2002, the D.C. Circuit rejected the FCC’s legal analysis in the Remand Order and remanded the order to the FCC for further review (the “Second Remand”), but the D.C. Circuit did not vacate the Remand Order. As such, the ISP compensation structure established by the FCC in the Remand Order remains in effect. It remains unclear whether, how or when the FCC will respond to the Second Remand, and how the Remand Order will be interpreted in light of the Second Remand
     On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth caps, new market rules and mirroring rules of the Remand Order. The FCC granted the Core Petition with respect to growth caps and the new markets rule, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). In a decision dated June 30, 2006, the D.C. Circuit upheld the FCC’s grant of forbearance on enforcement of the growth caps and new market rules of the Remand Order and the FCC’s denial of forbearance on enforcement of the rate caps and mirroring rules of the Remand Order. The Court’s decision allows the Company to continue to collect intercarrier compensation for ISP-bound traffic in new markets and without regard to growth caps, if permitted pursuant to the terms of its interconnection agreements.
     If the Remand Order or the Second Remand or the Core Order were to be interpreted in a manner adverse to the Company on all or any of the issues, or if the Remand Order is modified as a result of the Second Remand or other pending or new legal challenges, it could have a material adverse effect on the Company’s ability to collect intercarrier compensation for ISP-bound traffic.
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how the Remand Order or the Core Order will be interpreted and enforced. Although reciprocal compensation accounted for only 2% of the Company’s revenue for the year ended December 31, 2005, if the FCC were to adopt the Missoula Plan for all traffic, and if such changes were approved by the courts, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation and access charges. The FCC’s resolution of the regulatory status of VoIP could affect the Company’s ability to participate in receipt or payment of reciprocal compensation for VoIP calls. The Company cannot predict the FCC’s resolution of its consideration of VoIP regulatory issues.
     In a Petition for Forbearance filed with the FCC on December 20, 2004, Verizon asked the FCC to forbear Title II regulations of standalone broadband services, such as ATM, Frame Relay and similar packet-switched services. Under Section 10 of the Act, if the FCC fails to act upon a petition for forbearance within the statutory period, the petition is deemed granted. March 19, 2006 was the date on which the petition was required to be acted upon, or it would be deemed granted. On March 20, 2006, the FCC issued a Public Notice in which it announced that no action was taken on the Verizon petition and it was deemed granted. With the grant of forbearance, the services affected by the grant are no longer required to be offered under the terms, conditions and rates set forth in the tariffs on file with the FCC nor would the Title II sections of the Act that require Verizon to offer these service at just and reasonable rates and in a non-discriminatory manner be applied to the offering of these services. The Company purchases certain of the affected services from Verizon and is in discussions with Verizon as to the impact on the current terms, conditions and rates on these services due to the grant of the petition. AT&T, BellSouth, Qwest and Sprint recently filed similar petitions for forbearance, with AT&T asking that the FCC take action on its petition within 60 days rather than waiting the statutory period available to the FCC. The FCC has quickly placed all these petitions on public notice for comment, with the pleading cycle ending on August 31, 2006. The Company anticipates that the FCC will take action on these petitions prior to the end of 2006. The Company cannot predict the impact, if any, the grant of these petitions and similar ones will have on the Company’s network expenses; however, if the rates, terms and conditions associated with the current service subject to the petition are negotiated adverse to the Company, it could have a material adverse effect on the Company.
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
     Interconnection Agreements with ILECs — The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company concluded interconnection arbitrations with Verizon in 2002 in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states. In February 2004, Verizon filed petitions with several state commissions asking those commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”), and subsequently amended the petitions asking those commissions to address the terms of the Triennial Review Remand Order (“TRRO”) in the arbitrations as well. Verizon has asked each commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. The Company has received a decision in each of

TRRO arbitration cases in the proceedings in which it actively participated, has filed a brief in two states to have the applicable commission determine the final language of a conforming amendment with Verizon, is awaiting a decision of one commission on a petition for reconsideration filed by Verizon, and is negotiating a conforming amendment with Verizon based on the fourth commission’s order. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.
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
6. Stockholders’ Deficiency
     Stock Option Plan — In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase by 2,000 the number of shares issuable under the Plan. Under the amended Plan, 7,000 shares of Class A Common Stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards. As of June 30, 2006, 1,090 stock options were available for grant under the amended Plan. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the Class A common stock on the date of grant (110% of market value for greater than 10% stockholders).
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
     Employee Stock Purchase Plan — The Company established an Employee Stock Purchase Plan (the “ESPP”) in September 2000 covering 2,000 shares of Class A Common Stock. The ESPP was amended in May 2005 to increase to 3,000 the number of shares issuable under the ESPP. Under the ESPP, employees may elect to invest up to 10% of their compensation in order to purchase shares of the Company’s Class A Common Stock at a price equal to 85% of the market value at either the beginning or end of the offering period, whichever is less. As of June 30, 2006, 278 shares were available for issuance under the ESPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission and state public utility commissions, and US LEC’s ability to successfully execute its business plan. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in Notes 1 and 4 to the condensed consolidated financial statements appearing in this report and related discussion under heading “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.
Overview
     General. US LEC is a Charlotte, North Carolina-based telecommunications carrier providing voice, data and Internet services to approximately 27,800 mid-to-large-sized business class customers throughout the eastern United States. We primarily serve telecommunications-intensive customers in a wide variety of industries. The Company also provides shared Web hosting, dial-up Internet services and consumer Voice over Internet Protocol (“VoIP”) to over 11,000 additional residential and small business customers.
     In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue,

•	end customer revenue in total, and as a percentage of total revenue,

•	customer retention,

•	control of network expense, general and administrative expenses, and

•	working capital management.
During the three and six months ended June 30, 2006, management believes the Company achieved positive results in each of these measures.
     Revenue. The following table provides a breakdown of the components of our revenue for the three and six months ended June 30, 2006 and 2005:

	Three months		Six months
	ended June 30,		ended June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
End Customer Revenue
Voice Monthly Recurring Charges	$43,854	$39,515	$86,623	$77,351
Data Monthly Recurring Charges	34,301	29,476	67,487	57,867
Long Distance	14,351	12,421	28,121	25,313

	92,506	81,412	182,231	160,531
Percent of Total Revenue	87%	85%	87%	85%

Carrier Charges
Carrier Access	7,429	8,826	14,806	17,820
Reciprocal Compensation	2,050	2,165	4,073	4,461

	9,479	10,991	18,879	22,281
Percent of Total Revenue	9%	12%	9%	12%

Other Revenue	4,698	2,940	8,370	6,046
Percent of Total Revenue	4%	3%	4%	3%

Total Revenue	$106,683	$95,343	$209,480	$188,858

     As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue was primarily attributable to an increase in the number of customers, achieved through a combination of increased penetration of established markets, continued development and acceptance of new services. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunity for providing additional services. During the quarter ended June 30, 2006, our end customer base increased from approximately 27,000 to approximately 27,800, and our average monthly business class customer turnover remained constant at approximately 0.7%.
     A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth will continue in future periods. During the quarter ended June 30, 2006, we increased end customer revenue from data services from approximately 31% of total revenue in the second quarter of 2005 to 32% of total revenue in the second quarter of 2006.
     Customer Retention. One of the measures that we use to gauge our success in both providing quality services to our customers and in competing against the incumbent and other carriers in our markets is our customer retention rate. As we add more customers to our base, it is important that we retain as many of our current customers as possible, because the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. During the quarter ended June 30, 2006, we retained 97.94% of our customer base, an average retention of 99.3% per month.
     Network Expense. During the quarter ended June 30, 2006, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we continued to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased 7% from the second quarter of 2005 to the second quarter of 2006. This cost reduction contributed to network expense as a percentage of revenue remaining at approximately 50% and 49%, respectively, and for the three and six months ended June 30, 2006 and 2005, despite the shift in revenue mix from carrier charges toward end customer revenue, which carries higher network expense.

     Working Capital Management. During the quarter ended June 30, 2006, we continued to focus on the management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls on selling, general and administrative expenses. Through the second quarter of 2006, the Company has had positive cash flow from operations in fourteen of the last fifteen quarters. Cash flow from operations for the six months ended June 30, 2006 was approximately $18.3 million compared to $4.3 million for the same period last year.
Results of Operations
Three and Six Months Ended June 30, 2006 Compared With the Three and Six Months Ended June 30, 2005
     Revenue. Approximately 96% of the Company’s revenue is currently derived from two sources – end users and carrier charges. The balance of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. Revenue increased to $106.7 million for the three months ended June 30, 2006 from $95.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, revenue was $209.5 million and $188.9 million, respectively. For the three months ended June 30, 2006, the Company’s end customer revenue increased to $92.5 million, or 87% of total revenue, from $81.4 million, or 85% of total revenue, for the same period in 2005. For the six months ended June 30, 2006, end customer revenue increased to $182.2 million from $160.5 million for the six months ended June 30, 2005. The growth in end customer revenue was due to an increase in the number of end customers and in the services utilized by each customer. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services and geographic expansion. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 3,900 customers purchasing data services, resulting in a $4.8 million increase in data revenue from the second quarter of 2005 to the second quarter of 2006. For customers acquired through organic growth, our product take rate, the number of services utilized by each customer, increased from 4.8 as of June 30, 2005 to 5.1 as of June 30, 2006.
     Revenue from carrier charges decreased to $9.5 million and $18.9 million, respectively, for the three and six months ended June 30, 2006 from $11.0 million and $22.3 million, respectively, for the same periods in 2005. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due primarily to anticipated lower rates offset by additional minutes on our network.
     We expect total revenue to increase in future periods as a result of end customer growth. Carrier revenue is expected to be relatively flat in future periods, but decline as a percentage of total revenue. Reciprocal compensation and wholesale revenue continue to represent a very minor portion of our total revenue. Other revenue including wholesale revenue accounted for only 4% of total revenue for the three and six months ended June 30, 2006.
     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation, and usage charges. Network expenses increased to $53.1 million, or 50% of revenue, for the three months ended June 30, 2006 from $46.6 million, or 49% of revenue for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, network expenses increased from $92.4 million to $103.4 million. The slight increase in network expenses as a percentage of revenue can be attributed to the shift in revenue mix toward end customer revenue which carries higher network expenses. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2006 decreased to $12.2 million from $12.6 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006 and 2005, depreciation and amortization expense was $24.4 million and $25.6 million, respectively. The decrease in depreciation and amortization for the quarter was primarily due to an increase in fully depreciated assets.
     Selling, General and Administrative Expenses (excluding stock-based compensation expense). Selling, general and administrative (“SG&A”) expenses excluding stock-based compensation expense for the quarter ended June 30, 2006 increased to $39.1 million compared to $36.6 million for the quarter ended June 30, 2005, but decreased as a percentage of revenue to 37% from 38% for the same periods. For the six months ended June 30, 2006 and 2005, SG&A expenses excluding stock-based compensation expense increased from $72.5 million to $76.9 million. The increase in expense was primarily due to an increase in salaries and related costs which continue to account for over 60% of the Company’s total SG&A, as well as an increase in advertising and marketing and agent commission expenses. Total headcount increased 5% to 1,143 as of June 30, 2006 from 1,092 as of June 30, 2005, while the Company increased its business class customer base by over 15% during the same period.
     Other SG&A expenses are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new services. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses also include legal fees associated with disputes and loss on disposal of fixed assets. The maintenance of SG&A expenses as a percentage of revenue was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. An illustration of our productivity improvement is the amount of end customer revenue per employee, which increased from $74,600 in the second quarter of 2005 to $80,900 in the second quarter of 2006. We expect continued improvements in this measure as we continue to focus on efficiency in our back office operations.
     Stock-based Compensation Expense. Stock-based compensation expense for the three and six months ended June 30, 2006 was $0.5 million and $1.2 million, respectively. As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). In accordance with this method financial statements for prior periods have not been restated.
     Interest Income and Expense. Interest income for the three and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively, compared to interest income of $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2005. Interest expense for the three and six months ended June 30, 2006 was $5.2 million and $10.0 million, respectively, compared to $4.5 million and $8.5 million, respectively, for the three and six months ended June 30, 2005. The increase in interest expense was primarily related to higher overall market interest rates.
     Income Taxes. For the three and six months ended June 30, 2006 and 2005, the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred tax assets resulting from net operating losses, as management cannot predict, based on available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for the three months ended June 30, 2006 amounted to $3.1 million, compared to a net loss of $4.8 million for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 amounted to $5.8 million, compared to a net loss of $9.5 million for the six months ended June 30, 2005. Dividends paid in kind and accrued on preferred stock for the three months ended June 30, 2006 and 2005 amounted to $4.3 million and $4.0 million, respectively. Dividends paid in kind and accrued on preferred stock for the six months ended June 30, 2006 and 2005 amounted to $8.5 million and $8.0 million, respectively. The accretion of preferred stock issuance costs for the three months ended June 30, 2006 and 2005 amounted to $0.2 million and $0.3 million each quarter, respectively. The accretion of preferred stock issuance costs for the six months ended June 30, 2006 and 2005 amounted to $0.3 million during each period.
     As a result of the foregoing, net loss attributable to common stockholders for the three months ended June 30, 2006 amounted to $7.6 million, or $0.25 per diluted share, as compared to $8.9 million, or $0.30 per diluted share for the three months ended June 30, 2005. Net loss attributable to common stockholders for the six months ended June 30, 2006 amounted to $14.7 million, or $0.48 per diluted share, as compared to $17.9 million, or $0.59 per diluted share for the six months ended June 30, 2005.
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of Class A common stock in April 1998, we have funded our operations and capital needs through borrowings under our secured credit facility and private placements of equity and debt securities, including $200.0 million of Series A convertible preferred stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, $5.0 million of 11% senior subordinated notes in December 2002, $10.0 million of Class A common stock in November 2003 and, in September 2004, $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Notes”), the proceeds of which were used to repay all outstanding debt. The Company exchanged the privately placed notes for publicly registered notes in December 2004. In October 2005, the Company entered into a $10.0 million Revolving Credit Facility which, as of the filing date of this report, there were no advances under the facility. In addition, the Company has raised over $8.0 million between 1998 and June 2006 through the purchase of Class A common stock by employees under the Company’s stock plans. Through the second quarter of 2006, the Company has generated positive cash flow from operations for fourteen of the last fifteen quarters. Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $18.3 million and $4.3 million, respectively.
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
     Debt issuance fees associated with the Notes totaled $5.5 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes were $3.6 million and $4.8 million as of June 30, 2006 and 2005, respectively. Debt issuance fees associated with the Revolving Credit Facility totaled $0.4 million and are being amortized through the maturity date of August 1, 2009. Unamortized debt issuance fees related to the Revolving Credit Facility are $0.3 million as of June 30, 2006.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments:

	Payment Due by Period (in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$150.0	$—	$—
Operating leases	39.4	8.8	24.9	3.2	2.5

Total contractual cash obligations	$189.4	$8.8	$174.9	$3.2	$2.5

(1)	Amount excludes interest expense which is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50% which is estimated to total approximately $72.0 million over the remaining term of the Notes, assuming current interest rates of 13.75% over the period. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009. There were no amounts outstanding under our $10.0 million Revolving Facility.
     Cash provided by operating activities was approximately $18.3 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by operating activities of $14.0 million was primarily due to a $13.6 million increase in cash provided by accounts receivable. Additional decreases in cash used for accounts payable, accrued expenses, prepaid expenses and other working capital items were offset by a reduction in net loss from operations. The decrease in total accounts receivable of $7.7 million since December 31, 2005 was primarily due to the receipt of approximately $9.0 million in the first quarter of 2006 for settlements with MCI and Sprint related to the billing of access for wireless traffic (see Note 4 to the condensed consolidated financial statements). Carrier receivables decreased $0.3 million excluding the $9.0 million carrier settlement payment and end customer receivables increased $1.2 million. Wholesale receivables increased $0.7 million.
     Cash used in investing activities decreased to $14.6 million in the six months ended June 30, 2006 from $16.4 million in the six months ended June 30, 2005. Cash purchases of property and equipment of $14.6 million and $16.4 million for the six months ended June 30, 2006 and 2005, respectively, consisted of purchases of switching and related telecommunications equipment, including customer premises equipment, back office information systems, office equipment and leasehold improvements. Although management expects that total capital expenditures for the purchase of property and equipment in 2006 will be similar to those in 2005, the Company’s deployment of future service offerings may require higher spending.
     Cash used in financing activities was $0.6 million for the six months ended June 30, 2005 which included payment on notes payable related to the acquisition of StarNet partially offset by the issuance of stock under the Company’s Employee Stock Purchase Plan. Cash provided by financing activities was $0.8 million for the six months ended June 30, 2006 primarily due to the issuance of stock under the Company’s Employee Stock Purchase plan.
     The restricted cash balance of $0.1 million as of June 30, 2006 and December 31, 2005, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.5 million is included in other assets in the consolidated balance sheet as of June 30, 2006 and December 31, 2005. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash paid for capital expenditures identified above of approximately $14.6 million $16.4 million for the six months ended June 30, 2006 and 2005, respectively, was primarily incurred to support new customer growth. We expect capital expenditures in 2006 to be consistent with capital expenditures incurred in 2005 unless the Company’s deployment of future service offerings results in higher spending. We estimate that our debt service requirements for the remainder of 2006 will be approximately $10.2 million for cash interest payments on the Notes. There are no scheduled principal payments on the Notes until October 2009. We believe our existing cash on hand and cash flow from operations will be sufficient to fund our operating, investing and debt service requirements through at least March 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of June 30, 2006, investments consisted primarily of institutional money market funds. All of the Company’s long-term debt consists of variable rate debt with an interest rate that is based on the six-month London Interbank Offered Rate (“LIBOR”), plus 8.5%, which is reset semi-annually. The Company anticipates that variable rate interest expense for the next six months will be approximately $10.5 million based on the six-month interest rate set on April 1, 2006 and the estimated rate to be set on October 1, 2006. Although it is difficult to predict the impact of interest rate changes on the Company’s financial statements, the Company has total variable rate debt with a face value of $150.0 million as of June 30, 2006. At this level, each one percent increase or decrease in interest rates will have approximately a $1.5 million annual impact on the financial statements of the Company.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the last fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     US LEC is not currently a party to any material legal proceeding, other than proceedings, arbitrations, and any appeals thereof, related to reciprocal compensation, intercarrier access and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the quarter ended June 30, 2006, see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
Item 1A. Risk Factors
     We are updating certain of the “Risk Factors” in our Form 10-K Report for the year ended December 31, 2005 (the “Form 10-K”) by repeating the bold- faced risk heading in the Form 10-K and updating the narrative discussion under the heading. All of the other risk factors in the Form 10-K continue to be applicable to us and should be carefully considered, together with the risk factors as updated below. In addition, investors should consider carefully the information in Item 2 and the discussion in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this report. Our industry is highly competitive and changes rapidly. Sometimes new risks emerge and management may not be able to anticipate all of them or be able to predict how they impact our business and financial performance.
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
     The number of our business class customers has grown from approximately 16,800 as of December 31, 2003 to approximately 27,800 as of June 30, 2006. Revenue from the services we provide to these customers increased from $211.3 million in 2003 to $330.8 million in 2005. In addition, compared to the second quarter of 2005, we experienced an increase of $11.1 million, or 14%, in revenue from our business class customers in the quarter ended June 30, 2006. A decline in our base of business class customers or in the products and services we provide to them, or our inability to continue to grow this customer base, would have a significant negative effect on our results of operation and cash flow.
     The Company’s planned merger with PAETEC involves risks that could be harmful to our business.
     On August 14, 2006, the Company announced the signing of a definitive agreement to merge with PAETEC, a privately-held supplier of communications solutions to medium and large businesses and institutions.
     Under the terms of the merger agreement, which was approved unanimously by the boards of directors of both companies, PAETEC and US LEC will become wholly-owned subsidiaries of a new publicly owned holding company (“New PAETEC”). Taking into account outstanding rights to acquire shares in the new holding company in the future, US LEC security holders will own approximately 1/3 and PAETEC security holders will own approximately 2/3 of the new holding company. Upon closing, US LEC shareholders will be entitled to receive one share in the new holding company in exchange for each share of US LEC that they currently own, and PAETEC shareholders will be entitled to receive 1.623 shares in exchange for each share of PAETEC that they currently own.
     US LEC and PAETEC will finance the transaction through a combination of debt and cash on hand. Deutsche Bank Securities Inc., Merrill Lynch & Co. and CIT Group, Inc. have provided a full commitment for $850 million of financing for the transaction, which includes refinancing of both companies’ debt, US LEC’s Series A Preferred Stock and an unused $50 million revolver.
     US LEC has entered into an agreement to repurchase its outstanding Series A Preferred Stock, held by Bain Capital and Thomas H. Lee Partners LP, at a price which reflects a $30 million discount to its accreted value (approximately $268 million as of December 31, 2006, net of discount). Upon closing, this repurchase would eliminate US LEC’s Convertible Preferred Stock due April 2010.
     The transaction is subject to approval by a majority of both US LEC and PAETEC shareholders and the satisfaction of closing conditions and regulatory approvals, including receipt of financing and repurchase of US LEC’s outstanding Preferred Stock, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approvals by state public service commissions in the states where the combined company will operate. Bain Capital and Thomas H. Lee Partners LP, which collectively own approximately 24.9% of US LEC’s outstanding shares on a voting basis, and Madison Dearborn Partners and The Blackstone Group, which collectively own approximately 19.5% of PAETEC’s outstanding shares, have agreed to vote their respective shares in favor of the transaction. The companies expect that the transaction will close in the fourth quarter of 2006.
     The Company’s planned merger with PAETEC involves certain risks including, but not limited to:
•	difficulties assimilating the merged operations and personnel;

•	potential disruptions of the Company’s ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which the Company has little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the future financial performance of the merged businesses;

•	difficulties integrating network equipment and operating support systems;

•	brand awareness issues related to the combined companies;

•	the incurrence of indebtedness required to complete the transaction including the terms of indebtedness, interest rates and charges, repayment obligations and covenants;

•	risks associated with attainment of targeted synergy and savings goals including reductions in personnel, reductions or changes in current and proposed spending, and changes to current business plans; and

•	the impact on the Company could be exacerbated if the merger does not close as anticipated, or if closing is delayed.
     The Company recently made an investment in ExtreamTV, LLC (“ExtreamTV”) that entails significant risks associated with our success in offering digital video-on-demand and high speed Internet access to the hospitality industry. In exchange for a 37.5 % ownership position, we invested $2.5 million in ExtreamTV. In addition, through April, 2008, the Company has a contract obligation to provide ExtreamTV with credit enhancements in the form of guarantees, purchase orders, letters of credit or lines of credit. The maximum total dollar amount of credit enhancements that can be outstanding is $1,200,000. ExtreamTV is a next generation provider of digital video-on-demand, high speed Internet access and other interactive services to the hotel, time share and hospital industries. We have over 2,400 customers in the hospitality industry and believe that we can leverage our success in this sector with the addition of ExtreamTV’s products to our own. We face intense competition in seeking to provide telecommunication, video-on-demand and Internet access to the hospitality industry. As a result, if this new initiative is not successful, there is a substantial risk that our investment in ExtreamTV will not be recovered and that the offering of its products with our own will not have any significant positive impact on our results of operations or cash flow.
     System disruptions could cause delays or interruptions of service, which could cause the Company to lose customers.
     The Company’s success ultimately depends on providing reliable service. Although the Company’s network has been designed to minimize the possibility of service disruptions or other outages, it may be disrupted by problems in the network, such as equipment failures, problems with a competitor’s or vendor’s system, problems related to building or property construction work, or physical damage to telephone lines or power surges and outages. Any disruption in the Company’s network could cause the loss of customers and result in additional expenses.
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
     The FCC adopts the Missoula Plan or otherwise changes its rules on intercompany compensation.
     If the FCC were to adopt the Missoula Plan for all traffic or otherwise change its rules on intercarrier compensation, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation (including compensation for ISP-bound traffic) and access charges and could have a material adverse effect on US LEC’s results of operations, cash flow and financial position.
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
     On March 20, 2006, the FCC announced that it had permitted a request by Verizon for forbearance from Title II regulation of standalone broadband services, such as ATM, Frame Relay and similar packet-switched services to be deemed granted. Although the forbearance does not apparently apply to the special access services that we obtain from Verizon, the Company purchases certain of the affected services from Verizon and is in discussions with Verizon as to the impact on the current terms, conditions and rates on these services due to the grant of the petition. The FCC may consider further deregulation of ILEC broadband services which could increase our costs for some of these services. AT&T, BellSouth and Sprint have filed similar petitions for forbearance. The Verizon forbearance has been appealed. The Company cannot predict the impact, if any, that grant of this petition and similar ones will have on the Company’s network expenses; however, if the rates, terms and conditions associated with current services subject to the petition are negotiated adverse to the Company, it could have a material adverse effect on the Company.
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

Item 4. Submission of Matters to a Vote of Security Holders
     US LEC’s annual meeting of stockholders was held on May 17, 2006 to elect eight directors for a one-year term. Two directors were elected by the holders of the Company’s Series A Preferred Stock. Six directors were elected by the holders of the Company’s Class A Common Stock and the holders of the Series A Preferred Stock, voting together as a single class with the holders of the Series A Preferred Stock voting on an “as converted basis.” The name of each director elected at the meeting and the number of votes cast for or withheld with respect to, each director are set forth below.

		Votes
Nominee	Class of Stock	For	Withheld
Class A Directors

Richard T. Aab	Class A	18,933,898	3,485,364
	Series A Preferred	9,844,657	—

David M. Flaum	Class A	22,370,475	48,787
	Series A Preferred	9,844,657	—

Tansukh V. Ganatra	Class A	20,620,948	1,798,314
	Series A Preferred	9,844,657	—

Aaron D. Cowell	Class A	19,053,425	3,365,837
	Series A Preferred	9,844,657	—

Steven L. Schoonover	Class A	22,249,067	170,195
	Series A Preferred	9,844,657	—

Michael C. MacDonald	Class A	22,370,176	49,086
	Series A Preferred	9,844,657	—

Series A Preferred Stock Directors

Anthony J. DiNovi	Series A Preferred	9,844,657	—

Michael A. Krupka	Series A Preferred	9,844,657	—

Item 6. Exhibits

Exhibit No.	Description

4.1	First Supplemental Indenture dated as of October 19, 2005, between US LEC of New York Inc., US LEC Corp., and U.S. Bank National Association.

4.2	Joinder Agreement dated as of October 19, 2005 between US LEC of New York Inc. and U.S. Bank National Association

10.1	1998 US LEC Corp. Omnibus Stock Plan, as amended, incorporated by reference to Exhibit (d) to Schedule TO filed February 23, 2006(1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	A management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US LEC Corp.

By:	/s/ J. Lyle Patrick

J. Lyle Patrick
Chief Financial Officer
August 21, 2006

Exhibit Index

Exhibit No.	Description

4.1	First Supplemental Indenture dated as of October 19, 2005, between US LEC of New York Inc., US LEC Corp., and U.S. Bank National Association.

4.2	Joinder Agreement dated as of October 19, 2005 between US LEC of New York Inc. and U.S. Bank National Association

10.1	1998 US LEC Corp. Omnibus Stock Plan, as amended, incorporated by reference to Exhibit (d) to Schedule TO filed February 23, 2006(1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	A management contract or compensatory plan or arrangement.