Form 10-Q/A
period 2006-03-31
US LEC CORP
filed 2007-02-06
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☐
As of May 12, 2006, there were 30,793,154 shares of Class A Common Stock outstanding.

Explanatory Note
     This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by US LEC Corp. (“US LEC”) to amend US LEC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006. Part II, Item 6 is being amended to re-file Exhibits 10.1 and 10.2 as a result of comments received from the Securities and Exchange Commission (“SEC”) in connection with a confidential treatment request with respect to such exhibits and US LEC’s amended request for confidential treatment with respect to such exhibits.
Part II. Other Information
Item 6. Exhibits
The following is a list of exhibits filed as part of this Form 10-Q/A:

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
February 6, 2007

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