Form 10-K
period 2006-12-31
US LEC CORP
filed 2007-04-02
CIK 1054290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24061
US LEC Corp.
(Exact name of registrant as specified in its charter)

Delaware	56-2065535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Morrocroft III
6801 Morrison Boulevard
Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(585) 340-2500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was approximately $59,000,000 as of June 30, 2006 based on the closing sale price of the registrant’s Class A common stock on The Nasdaq National Market on that date.
     As of February 28, 2007 there were 34,134,161 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

Explanatory Note
     As described elsewhere in this Annual Report on Form 10-K of US LEC Corp. (“US LEC”) for the year ended December 31, 2006, US LEC became a wholly-owned subsidiary of PAETEC Holding Corp. (“PAETEC Holding”) on February 28, 2006 pursuant to the combination of US LEC and PAETEC Corp. that was completed on that date. PAETEC Holding is the successor issuer to US LEC Corp. pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. In accordance with Rule 12g-3, PAETEC Holding, as US LEC’s successor, is filing this Annual Report on Form 10-K of US LEC on US LEC’s behalf.
     PAETEC Holding also is filing on this date an Annual Report on Form 10-K of PAETEC Holding that relates to its year ended December 31, 2006. PAETEC Holding’s Commission File Number is: 000-52486.

US LEC CORP.
2006 ANNUAL REPORT ON FORM 10-K

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, US LEC’s expected financial position, business, risk factors and financing plans. These statements are identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are based on a number of assumptions concerning future events, including the outcome of judicial and regulatory proceedings, the adoption of balanced and effective rules and regulations by the Federal Communications Commission (“FCC”) and state public utility commissions (“PUCs”), and US LEC’s ability to execute its business plan successfully. These forward-looking statements are also subject to a number of uncertainties and risks, many of which are outside of US LEC’s control, that could cause actual results to differ materially from such statements. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in this report under the headings “Business – Regulation,” “Risk Factors,” in Note 7 to the consolidated financial statements, and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as of a result of new information, future events or otherwise.
     As used in the report, the words “we,” “us,” “our,” “US LEC,” and the “Company” refer to US LEC Corp. and its subsidiaries.
PART I
ITEM 1. BUSINESS
Combination of PAETEC and US LEC
     On February 28, 2007, PAETEC Corp. completed its combination, which was effected by two mergers, which we refer to collectively as the “merger,” with US LEC Corp., creating PAETEC Holding Corp. and one of the largest competitive carriers in the United States. Before the merger, PAETEC Holding Corp. was a wholly owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the merger. As a result of the merger, PAETEC Corp. and US LEC Corp. became wholly owned subsidiaries of PAETEC Holding.
     PAETEC is a provider of integrated communications services, including local and long distance voice services, data and Internet services, and software applications, network integration and managed services. PAETEC currently provides these services to approximately 19,100 medium-sized and large businesses, institutions and other communications-intensive users within its 29-market service area. PAETEC currently has approximately 1,300 employees, including approximately 275 direct sales professionals. As of December 31, 2006, PAETEC had in service 52,371 digital T1 transmission lines, which represented the equivalent of 1,256,904 telephone lines, for approximately 19,100 core network services and carrier services customers in its 29-market service area. PAETEC is headquartered outside of Rochester, New York and had approximately 1,300 employees as of December 31, 2006.
     Pursuant to the merger, among other transactions, each outstanding share of US LEC Class A common stock was converted into the right to receive one share of PAETEC Holding common stock and each outstanding share of PAETEC Class A common stock was converted into the right to receive 1.623 shares of PAETEC Holding common stock. The issuance of PAETEC Holding’s common stock pursuant to the merger was registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4 (File No. 333-138594) filed by PAETEC Holding with the SEC and declared effective on February 8, 2007. As a result of these transactions and pursuant to SEC rules, PAETEC Holding is filing this Annual Report on Form 10-K of US LEC as US LEC’s “successor issuer.” Unless otherwise indicated, information in this report represents historical operating and financial information about US LEC and its consolidated subsidiaries as of, and for the year ended, December 31, 2006, prior to giving effect to the merger and related transactions.

     In connection with the merger, PAETEC Holding obtained $850 million of new senior secured credit facilities from a syndicate of lenders. PAETEC and US LEC used $800 million of the new senior secured credit facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness, including the redemption of all of US LEC’s outstanding Second Priority Senior Secured Floating Rate Notes due 2009, and to repurchase all outstanding shares of US LEC’s Series A convertible preferred stock.
     PAETEC Holding is accounting for the mergers as a purchase of US LEC by PAETEC using the purchase method of accounting under generally accepted accounting principles. For federal income tax purposes, the PAETEC Merger together with the US LEC Merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.
     The combined definitive joint proxy statement of PAETEC and US LEC and prospectus of PAETEC Holding that forms a part of the Form S-4 registration statement, as supplemented on February 21, 2007, contains additional information about the merger and other transactions related to the merger.
Business Overview
     Based in Charlotte, N.C., US LEC is a provider of IP, data and voice solutions to medium-sized and large businesses and enterprise organizations throughout 16 Eastern states and the District of Columbia. US LEC offers advanced, IP-based, data and voice services such as MPLS VPN and Ethernet, as well as comprehensive Dynamic TSM VoIP-enabled services and features. The Company also offers local and long distance services and data services such as frame relay, Multi-Link Frame Relay and ATM. US LEC provides a broad array of complementary services, including conferencing, data backup and recovery, data center services and Web hosting, as well as managed firewall and router services for advanced data networking. US LEC also offers selected voice services in 27 additional states and provides enhanced data services, selected Internet services and MegaPOP® (local dial-up Internet access for ISPs) nationwide.
     We serve a broad array of telecommunications-intensive customers, including customers in the automotive, construction, education, financial, government, healthcare, hospitality, professional/legal, real estate, retail and transportation sectors and other telecommunications and Internet service providers (ISPs).
     We provide our suite of voice, data and Internet services in 16 states plus the District of Columbia, including Alabama, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. We also offer nationwide data services, web conferencing and audio conferencing services, as well as selected voice services, such as long distance calling, calling card and toll free services, in 27 other states.
     Our principal executive offices are located at 6801 Morrison Boulevard, Charlotte, North Carolina 28211, and the telephone number is (704) 319-1000. Our Internet address is www.uslec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
BUSINESS STRATEGY
     US LEC’s Mission Statement: Our mission is to be the premier communications partner for businesses by delivering quality voice, data and Internet services and by exceeding expectations for customer care.
     The principal elements of US LEC’s business strategy include:
     Offer a Broad Range of Next-Generation and Traditional Communications Services. US LEC offers customers an extensive range of IP, data and voice services that can be bundled on a single customer network connection. US LEC offers advanced, IP-based data and voice services such as MPLS VPN, Ethernet Local Loop and Dynamic TSM, as well as comprehensive Dynamic TSM VoIP-enabled services and features. US LEC also offers local calling services, long distance, long distance plans featuring toll free, audio conferencing and Web-enhanced audio conferencing services, dedicated and dial-up Internet services, including the MegaPOP® Internet access product, frame relay, Multi-Link Frame Relay, ATM, DPL services, managed data solutions, data center services, co-location and Web hosting. Management believes that by providing reliable services, competitive pricing and an opportunity to bundle services, US LEC customers realize an exceptional value, and US LEC is able to build a stream of quality recurring end-customer revenue.
     Overlay the Existing Network to Support the Shift to IP-based Solutions. US LEC has deployed an IP-based, next-generation network that fully enables US LEC to offer the flexibility, scalability and efficiencies that advanced IP, data and voice services can provide. Management believes this IP-based network ideally positions the Company to leverage a product and service suite that can optimally meet the communications needs of customers with multiple locations, as well as those customers in targeted vertical markets. By continuing to leverage the convergence of IP, data and voice onto a single, fully-meshed network infrastructure, US LEC is able to enhance network utilization and thereby improves margins. US LEC does not resell ILEC dial tone services or provide service via Unbundled Network Element Platforms (“UNE-P”).
     Maintain a Robust Technology Platform. US LEC has over 150 Juniper and Cisco® Internet routers providing reliable, scalable and high-speed network elements that enhance the performance of US LEC’s Internet access service. The Company also operates 26 Lucent 5ESS® AnyMedia™, 27 Lucent CBX500 ATM, and 18 Tekelec T-9000™ digital switches throughout its network. The Company employs a redundant and diverse advanced intelligent network (“AIN”) platform and SS7 signaling network, which includes Telcordia integrated services control points (“ISCPs”) and Tekelec Eagle signal transfer points (“STPs”). The Company’s data centers are equipped with Intel ISP platforms as well as a variety of other server platforms, based on customer needs.
     Provide Outstanding Customer Service. Management believes that a key element of the success of a competitive carrier is the ability to satisfy the service needs of its customers, and that providing customers with outstanding customer care enhances the ability of the Company to retain its customers, as well as attract new customers. The Company must be able to provide a quality and timely activation, resolve service issues, quickly implement change requests, produce accurate bills, resolve billing issues, provide reliable services, and promptly add additional service and capacity required by our customers. Customer service is provided locally by our market-based sales, sales support and operations teams and centrally by US LEC’s four Network Operations Centers (“NOCs”). The Company consistently performs PreVIEWSM, an internal review of a customer’s initial bill before they are made available to the customer, concluding with a US LEC representative reviewing the initial invoice with the customer to ensure it is as expected. The Company also provides PowerVIEWSM, US LEC’s Web-enabled customer self-care portal that allows customers to obtain detailed network billing and trending account information, and manage, provision and monitor selected US LEC services such as US LEC Conferencing, US LEC Web Hosting, US LEC Dial-up Internet and selected US LEC Toll Free services.
     Target Telecommunications-Intensive Customers. The Company focuses its sales efforts on telecommunications-intensive business customers that have multiple locations, or that operate in targeted vertical markets, such as the automotive, construction, education, financial, government, healthcare, hospitality, ISPs, professional/accounting, legal, real estate, retail and transportation sectors, and on other telecommunications providers.
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

THE US LEC NETWORK
     The US LEC network consists of 74 POPs, supported by 26 Lucent 5ESS® AnyMedia™ digital switches, 27 Lucent CBX500 ATM data switches and 18 Tekelec T-9000™ digital switches. In selected markets, the digital switching centers include Juniper Networks and Cisco Internet routers that provide advanced IP services to customers. The network also includes two data centers. The digital switching centers are connected to each other across the network on SONET OC-12, SONET OC-3 and DS-3 lines leased from various other carriers. The Company connects its customers to its digital switching centers through leased lines, including SONET OC-48, SONET OC-12, SONET OC-3, DS-3 and T-1. The SONET lines are generally deployed in a ring configuration.
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
SERVICES
     The Company provides IP, data and voice services to medium-sized and large business customers in most of the major business markets in 16 eastern states plus the District of Columbia.
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
EMPLOYEES
     As of December 31, 2006, the Company employed 1,035 people. The Company considers its employee relations to be very good.

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
     Federal Legislation. The Company and other telecommunications providers must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “Telecom Act”) imposes on ILECs certain interconnection obligations, some of which are implemented by FCC regulations. The Telecom Act contemplates that state PUCs will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations and, to the extent necessary, enforcement actions between ILECs and Competitive Local Exchange Carriers (“CLECs”).
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
     The FCC held that UNE loops cannot be provisioned to provide mobile wireless services or stand-alone long distance services. Other than the restrictions on high capacity enhanced extended loops (“EELs”), no further restrictions were placed on the use of UNE loops. Also the FCC concluded that carriers may continue to convert special access to UNEs or EELs.
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
COMPETITION
          The competitive landscape for US LEC continued to change in 2006. Mergers and acquisitions have led to fewer competitors in the Company’s core business of servicing medium-sized and large companies. While there have been several new competitors to enter the arena, the vast majority are considerably down-market and focus on VoIP and VoIP-related services to the residential market.
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
          Mega Mergers. Several mergers of large telecommunications providers have been completed. Specifically two of the largest domestic ILECs each acquired a large domestic inter-exchange carrier (“IXC”)/data provider, and AT&T, the largest ILEC, acquired BellSouth. These mergers are significant in the telecommunications industry, reducing both the overall number of competitors that the Company will encounter in the markets it serves, and also reducing the number of vendors from which the Company can lease facilities. The Company does not view the mergers, either individually or collectively, as major detriments to the continued growth of its core business or growth strategy; however, the merged entities may have the ability to offer more services and more competitive rates than the Company can offer and they may have the ability to increase the cost of the transport and local loop facilities that the Company uses to provide services.
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
          VoIP Providers. Another more recent entry has been those companies who offer voice services delivered via secure IP-based technology, typically over the public Internet (“VoIP”). Some of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. However, many of these newcomers operate down-market from the Company’s target audience and are offering their services primarily to residential customers.
          At the same time, however, we are also seeing many ILECs and IXCs embracing VoIP technology for business customers by offering high quality and well supported services similar to those provided by US LEC. These more established, often incumbent, providers could have the most impact on the growth of the Company’s VoIP and VoIP-related services in the future, as they are targeting business customers that make up US LEC’s principal customer base.
          Other Competitors. In addition to the ILECs, IXCs and other CLECs, other potential competitors capable of offering telecommunications services include, digital subscriber line companies, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. Many of these potential competitors enjoy competitive advantages based upon existing relationships with subscribers, brand name recognition and vast financial resources. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company.
ITEM 1A. RISK FACTORS
The Company’s merger with PAETEC involves certain risks including, but not limited to:
•	difficulties assimilating the merged operations and personnel;

•	potential disruptions of the Company’s ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which the Company has little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the future financial performance of the merged businesses;

•	difficulties integrating network equipment and operating support systems;

•	brand awareness issues related to the combined companies;

•	the incurrence of indebtedness required to complete the transaction including the terms of the indebtedness, interest rates and charges, repayment obligations and covenants; and

•	risks associated with attainment of targeted synergy and savings goals including reductions in personnel, reductions or changes in current and proposed spending, and changes to current business plans.
     The Company’s success depends on its ability to manage and expand operations effectively.
          The Company’s ability to manage and expand operations effectively will depend on its ability to:
•	offer high-quality, reliable services at reasonable costs;

•	install and operate telecommunications switches and related equipment;

•	lease access to suitable transmission facilities at competitive prices;

•	scale operations;

•	obtain successful outcomes in disputes and in litigation, rule-making, legislation and regulatory proceedings;

•	successfully negotiate, adopt or arbitrate interconnection agreements with other carriers;

•	acquire necessary equipment, software and facilities;

•	integrate existing and newly acquired technology and facilities, such as switches and related equipment;

•	evaluate markets;

•	add products;

•	monitor operations;

•	control costs;

•	maintain effective quality controls;

•	hire, train and retain qualified personnel;

•	enhance operating and accounting systems;

•	address operating challenges;

•	adapt to market and regulatory developments; and

•	obtain and maintain required governmental authorizations.
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
          A decline in our base of business class customers or in the products and services we provide to them, or our inability to continue to grow our customer base, would have a significant negative effect on our results of operation and cash flow.
          The Company faces intense competition that could adversely affect its business.
     The market for telecommunications services is highly competitive. The Company is an integrated telecommunications carrier that primarily provides voice, data and Internet services to mid- to large-sized business class customers throughout a significant portion of the eastern United States. The Company competes, and will continue to compete, with current and potential market entrants, including:
•	long-distance carriers, or IXCs;

•	incumbent local exchange carriers, or ILECs;

•	other competitive local exchange carriers, or CLECs;

•	competitive access providers, or CAPS;

•	cable television companies;

•	electric utilities;

•	microwave carriers;

•	wireless telephone system operators;

•	private networks built by large end-users; and

•	VoIP providers.
          In addition, the possibility of combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. Moreover, some competitors have emerged from the protection of Chapter 11 with dramatically altered financial structures that could give those entities the ability to offer more competitive rates than the Company can offer. Increased competition is also expected from wireless service and VoIP providers as those technologies improve.
          The Company believes that its network, service offerings and customer-focused approach distinguishes it from competitors. However, many of the Company’s current and potential competitors have substantially greater financial, personnel and other resources, including brand name recognition and long-standing relationships with customers. Many also own their own transport and local loop facilities, and the Company depends on regulations or the willingness of some competitors to lease those facilities to the Company. These resources may place the Company at a competitive disadvantage in existing markets and may impair our ability to expand into new markets, which could adversely affect the Company’s business. There is no assurance that the Company will be able to compete successfully in existing markets or in new markets.
     The loss of key personnel could adversely affect the Company’s operations and growth.

          The loss of the services of the Company’s senior officers could materially and adversely affect the Company’s business and prospects. None of these officers has an employment agreement, nor does the Company maintain key man life insurance on any of its officers. The competition for qualified managers in the telecommunications industry is intense. The Company may not be able to hire and retain necessary personnel in the future to replace any of its key officers or key employees.
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
          The provision of voice, data and internet services is essential to the Company’s current strategy. If the switches and associated equipment necessary to operate our network, or the networks operated by our underlying carriers, experience technological or operational problems that cannot be resolved in a satisfactory or timely manner, or are affected by natural or man-made disasters, the Company’s ability to retain customers or to attract new ones would be adversely affected which also would impact adversely the Company’s results of operations and financial condition.
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
          If the FCC were to adopt the Missoula Plan for all traffic or otherwise change its rules on intercarrier compensation, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation (including compensation for ISP-bound traffic) and access charges and could have a material adverse effect on the Company’s results of operations, cash flow and financial position.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

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
ITEM 3. LEGAL PROCEEDINGS
          US LEC is not currently a party to any material legal proceedings, other than proceedings, arbitrations, and any appeals thereof, related to inter-carrier access, wireless traffic and other amounts due from other carriers. For a description of these proceedings and developments that have occurred during the year ended December 31, 2006, see Note 7 to the consolidated financial statements appearing elsewhere in this report and “Risk Factors” in Item 1 above and “Business—Regulation” in Item I above.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of US LEC security holders in the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     US LEC’s common stock traded on The Nasdaq National Market under the symbol “CLEC” until February 28, 2007. The Company never paid cash dividends on its common stock. The Company intended to retain any earnings that the Company might generate to support operations, service debt and finance expansion and, therefore, did not anticipate paying cash dividends. In addition, agreements that related to the Company’s indebtedness and preferred stock contained certain limitations on the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 to the consolidated financial statements included elsewhere in this report.
     As of February 28, 2007, there were 218 holders of record of US LEC’s common stock. The following table sets forth the high and low closing price information for the common stock as reported by Nasdaq during the periods indicated.
Stock Price

2005	High	Low
First Quarter	$3.28	$2.36
Second Quarter	$2.86	$1.92
Third Quarter	$2.60	$1.77
Fourth Quarter	$2.15	$1.51

2006	High	Low
First Quarter	$2.79	$1.64
Second Quarter	$4.74	$2.55
Third Quarter	$7.10	$3.10
Fourth Quarter	$9.52	$6.80

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
The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and certain operating data.

	(Dollars in thousands, except per share data)
	2002	2003	2004	2005	2006
Statement of Operations:
Revenue	$250,363	$310,825	$356,181	$387,738	$424,201
Network Expenses (including depreciation and amortization shown below)	121,127	148,699	171,292	186,924	212,140
Depreciation and Amortization	45,062	48,374	49,851	50,668	48,656
Selling, General and Administrative (1)	112,878	126,267	139,231	148,902	161,107
Provision (Recovery) for Doubtful Accounts Related to WorldCom (1)	9,500	(5,867)	—	—	—
Charge Related to Carrier Access Disputes (1)	—	—	—	23,292	—

Income (Loss) from Operations	(38,204)	(6,648)	(4,193)	(22,048)	2,298
Charges Related to Early Extinguishment of Debt (2)	—	—	(4,416)	—	—
Other Income	—	267	—	202	—
Net Interest Expense	(7,688)	(8,159)	(11,153)	(16,802)	(18,965)

Net Loss	(45,892)	(14,540)	(19,762)	(38,648)	(16,667)
Less: Dividends on Preferred Stock	13,596	14,431	15,316	16,256	17,253
Accretion of Preferred Stock Issuance Cost	521	553	587	623	662
Net Loss Attributable to Common Stockholders	$(60,009)	$(29,524)	$(35,665)	$(55,527)	$(34,582)

Net Loss Attributable to Common Shareholders Per Share—Basic	$(2.26)	$(1.08)	$(1.19)	$(1.83)	$(1.10)
Net Loss Attributable to Common Shareholders Per Share—Diluted	$(2.26)	$(1.08)	$(1.19)	$(1.83)	$(1.10)
Weighted Average Number of Shares Outstanding—Basic	26,546	27,392	29,927	30,399	31,337
Weighted Average Number of Shares Outstanding—Diluted	26,546	27,392	29,927	30,399	31,337

Other Financial Data:
Cash Capital Expenditures	$32,029	$35,767	$33,395	$34,954	$29,443
Net Cash Flow Provided by (Used in) Operating Activities	(5,645)	55,333	25,219	17,736	36,234
Net Cash Flow Used in Investing Activities	(31,809)	(42,202)	(35,724)	(34,638)	(29,441)
Net Cash Flow Provided by (Used in) Financing Activities	(17,333)	4,280	15,611	(626)	5,065

Operating Data (3):
Number of States Served with All Services (including Washington, DC)	14	16	16	17	17
Number of Local Switch Locations	26	27	27	27	27
Number of Business Class Customers	10,290	16,814	22,324	26,225	28,843
Number of Employees	911	1,016	1,065	1,128	1,035
Number of Sales and Sales Support Employees	367	412	460	485	435

Balance Sheet Data:
Cash and Cash Equivalents	$25,715	$43,126	$48,232	$30,704	$42,562
Working Capital	26,620	12,574	32,605	10,889	22,280
Accounts Receivable, Net	57,989	48,294	60,745	49,841	44,496
Current Assets	96,030	101,622	119,721	89,901	96,425
Property and Equipment, Net	178,810	165,793	158,617	144,350	127,043
Total Assets	285,314	285,299	298,311	252,352	237,472
Long-Term Debt (including current portion)	130,617	125,818	149,288	149,438	149,587
Series A Redeemable Convertible Preferred Stock	230,272	245,255	261,158	278,037	295,952
Total Stockholders’ Deficiency	$(153,991)	$(171,161)	$(205,304)	$(260,014)	$(287,701)

(1)	See Note 7 of the Company’s consolidated financial statements for the year ended December 31, 2005 and 2006. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented.

(2)	See Note 5 of the Company’s consolidated financial statements.

(3)	Amounts presented are as of the end of the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
          General. Based in Charlotte, N.C., US LEC is a provider of IP, data and voice solutions to medium-sized and large businesses and enterprise organizations throughout 16 Eastern states and the District of Columbia. US LEC offers advanced, IP-based, data and voice services such as MPLS VPN and Ethernet, as well as comprehensive Dynamic TSM VoIP-enabled services and features. The company also offers local and long distance services and data services such as frame relay, Multi-Link Frame Relay and ATM. US LEC provides a broad array of complementary services, including conferencing, data backup and recovery, data center services and Web hosting, as well as managed firewall and router services for advanced data networking. US LEC also offers selected voice services in 27 additional states and provides enhanced data services, selected Internet services and MegaPOP® (local dial-up Internet access for ISPs) nationwide.
          In evaluating US LEC’s operating performance, we consider the following measures to be the most important:
•	total revenue;

•	end customer revenue in total and as a percentage of total revenue;

•	customer retention;

•	control of network expense, general and administrative expenses; and

•	working capital management.
During the year ended December 31, 2006, US LEC achieved positive results in each of these measures. We believe this demonstrates the validity of our business plan and our ability to execute it.
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

	(Dollars in millions)
	2006	2005	2004
End Customer Revenue
Voice Monthly Recurring Charges	$180.5	$159.2	$143.4
Data Monthly Recurring Charges	140.2	120.8	92.2
Long Distance	54.5	50.8	48.4

	$375.2	$330.8	$284.0
Percent of Total Revenue	88%	85%	80%

Inter-Carrier Compensation
Carrier Access	$26.1	$35.0	$50.3
Reciprocal Compensation	7.7	8.7	10.6

	$33.8	$43.7	$60.9
Percent of Total Revenue	8%	11%	17%

Other Revenue	$15.2	$13.2	$11.3
Percent of Total Revenue	4%	3%	3%

Total Revenue	$424.2	$387.7	$356.2

          As illustrated by the table above, the increase in total revenue has resulted primarily from growth in end customer revenue. The growth in end customer revenue is primarily attributed to an increase in the number of customers, achieved through a combination of geographic expansion, increased penetration of established markets, continued development and acceptance of our new services and acquisitions. Our operating results for 2005 and 2006 include full years of revenue resulting from the StarNet acquisition. In addition, high rates of customer retention facilitate end customer revenue growth and increased opportunity for additional services. During 2006, our base of business class customers increased from 26,225 to 28,843, and our average monthly business class customer turnover remained very low at approximately 1.08%.
          A key source of growth in end customer revenue has been the increase in data services and we anticipate this growth to continue in future periods. During 2006, the number of customers purchasing data products increased by 2,100 and increased end customer revenue from data services from approximately 31% of total revenue in 2005 to 33% of total revenue in 2006.
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
          Customer Retention. One of the measures that we use to gauge our success in providing quality services to our customers and also to gauge our success in competing against the incumbent and other carriers in our markets is customer retention. As we add more customers to our base, it is important that we keep as many of our current customers as possible as the cost of obtaining a new customer is greater than keeping an existing one. We include every category of customer loss when we calculate the customer retention rate for US LEC, including customers that are deactivated due to non-payment of their bills. We believe that US LEC has one of the highest retention rates among any of the carriers in our footprint. In 2006, we retained 91.3% of our customer base, an average retention of 98.9% per month.
          Network Expense. During 2006, we continued to execute a controlled growth strategy that included an extensive re-configuring and streamlining of our network, strict purchasing controls, network design changes, improved purchasing terms and the addition of lower cost circuits to our network as we began to provision some UNE loops. The results of these efforts are reflected in the reduced cost of our local network and customer loops, which decreased 9% from the fourth quarter of 2004 to the fourth quarter of 2005. Network expense increased as a percentage of total revenue from 48% in 2005 to 50% in

2006. This was primarily due to the change in revenue mix from carrier charges toward end customer revenue, which carries higher network costs.
     Working Capital Management. During 2006, we continued to focus on working capital management that included management of end customer receivables and days sales outstanding (“DSOs”), accounts payable and vendor relationships and strict purchasing controls of SG&A expenses. As a result of increased revenue and management of our working capital offset by increased accounts receivable and DSOs related to carrier disputes, we continued to generate positive cash flow from operations. Through the fourth quarter of 2006, the Company has had positive cash flow from operations in sixteen of the last seventeen quarters. Cash flow from operations for the year ended December 31, 2006 was $36.2 million compared to $17.8 million in 2005.
Results of Operations
     Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
     Revenue. Approximately 96% of the Company’s revenue is currently derived from two sources – end users and carrier charges. Approximately 4% of the Company’s revenue is derived from other sources, including wholesale customers, installation revenue, and other miscellaneous sources. End customer revenue is comprised of recurring, usage-sensitive charges (primarily long distance services) and installation charges paid by businesses and other end customers for voice, data and Internet services. The components of end customer revenue include monthly recurring charges, usage charges and initial non-recurring charges. Monthly recurring charges are fees paid by customers for facilities in service and additional features on those facilities. Usage charges are usage-sensitive fees paid for calls made, primarily long distance, by the customer. Initial non-recurring charges consist primarily of the amortization of deferred installation charges billed to customers. Carrier charges are derived from billings to other carriers, primarily for network access charges and reciprocal compensation. Access charges are comprised of fees paid primarily by IXCs for the origination and termination of inter-exchange toll and toll-free calls. Reciprocal compensation arises when a local exchange carrier completes a call that originated on another local exchange carrier’s network. Reciprocal compensation rates are fixed by an interconnection agreement executed between those carriers or mandated by the FCC.
     Revenue increased to $424.2 million for the year ended December 31, 2006, from $387.7 million in 2005. The increase in total revenue in 2006 was due entirely to an increase in end customer revenue, as carrier charges decreased significantly in 2006 from 2005. In 2006, the Company’s business class end customer revenue increased to $375.2 million or 88% of total revenue from $330.8 million, or 85% of total revenue in 2005. The growth in business class end customer revenue was due to an increase in the number of business class customers and in the services utilized by each customer. During 2006, our business class customer base increased 10%, from 26,225 to 28,843. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, and geographic expansion. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 2,100 customers that took at least one data product, resulting in a $19.4 million increase in data revenue from 2005 to 2006.
     Revenue from carrier charges decreased to $33.8 million in 2006 from $43.7 million in 2005. These results include the revenue impact of rate decreases in 2005 and the reductions in the number of carrier access revenue sharing arrangements, as well as the impact of various settlements and adjustments in 2005 to amounts owed to customers that shared access revenue. We expect total carrier revenue to remain relatively flat or to decrease slightly in future periods due to additional minutes on our network offset by anticipated lower rates.
     We expect total revenue to increase in future periods as a result of end customer growth. Carrier revenue is expected to be relatively flat in future periods, but decline as a percentage of total revenue. Reciprocal compensation and wholesale revenue continue to represent a minor portion of our total revenue. Other revenue including wholesale revenue accounted for only 4% of total revenue in 2006.
     Network Expenses. Network expenses are comprised primarily of leased transport, facility installation and usage charges. Network expenses increased to $212.1 million for 2006 from $186.9 million for 2005. Network expenses increased to 50% of revenue in 2006 from 48% in 2005 primarily due to the shift in revenue mix toward end customer revenue and away from intercarrier compensation. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.
     Depreciation and Amortization. Depreciation and amortization for 2006 decreased to $48.7 million from $50.7 million in 2005. The decrease in depreciation and amortization in 2006 was primarily due to depreciation.
     Selling, General and Administrative Expenses (excluding stock-based compensation expense and merger related expenses). Selling, general and administrative (“SG&A”) expenses excluding stock-based compensation expense and merger related expense for the year ended December 31, 2006 increased to $151.4 million, or 36% of revenue, compared to $148.9 million, or 38% of revenue, for the year ended December 31, 2005. Amounts exclude the charge related to carrier access disputes in 2005. Normal and recurring provisions for doubtful accounts are included in selling, general and administrative expenses for all periods presented. Salary and related costs continue to account for approximately two-thirds of the Company’s total SG&A. Total headcount decreased 8% to 1,035 as of December 31, 2006 from 1,128 as of December 31, 2005, while the Company was able to increase its customer base by 10% during 2006.
     Other SG&A expenses excluding stock-based compensation expense and merger related expense are primarily comprised of costs associated with developing and expanding the infrastructure of the Company as it expands into new markets and adds new products. Such expenses are associated with marketing, occupancy, bad debt, administration and billing. Other SG&A expenses excluding stock-based compensation expense and merger related expense also include legal fees associated with litigation and loss on disposal of fixed assets. The decrease in SG&A expenses excluding stock-based compensation expense and merger related expense as a percentage of revenue in 2006 was primarily due to expense control, an improvement in back office efficiencies and growth in revenue. The progress we have made in increasing the productivity of our employees is best illustrated by the change in our customer-to-employee ratio. In 1999, this ratio was 4:1. At the end of 2006, this ratio had improved to 29:1. Another illustration of our productivity improvement is the amount of quarterly end customer revenue per employee, which increased from $76,600 in the fourth quarter of 2005 to $94,100 in the fourth quarter of 2006.
     Stock-based Compensation Expense. As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning in 2006 and any unvested grants prior to the adoption of SFAS No. 123 (R). Stock-based compensation expense for the year ended December 31, 2006 was $2.3 million. In accordance with this modified prospective transition method, financial statements for prior periods, which include 2005, have not been restated.
     Merger Related Expenses. On August 14, 2006, the Company announced the signing of a definitive agreement to merge with PAETEC, a privately-held supplier of communications solutions to medium-sized and large businesses and institutions. Expenses related to the proposed merger with PAETEC were $7.4 million in 2006 and are included in SG&A expenses.
     Charge Related to Carrier Access Disputes. As a result of IXC access disputes and settlements, the Company took a one-time non-cash charge of approximately $23.3 million in the fourth quarter of 2005. We believe, based on the facts known at this time, that the one-time charge and the reserves reflected on our balance sheet are adequate to account for the current settlements and the ultimate resolution of current disputes.
     Interest Income and Expense. Interest income for 2006 increased to $1.5 million from $1.0 million in 2005. Interest expense for 2006 increased to $20.5 million from $17.8 million in 2005 . The increase in interest expense was primarily related to higher overall market interest rates.
     Income Taxes. For the years ended December 31, 2006 and 2005 the Company did not record an income tax benefit. The Company has provided a full valuation allowance against deferred assets resulting from net operating losses, as management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.
     Net Loss. Net loss for 2006 amounted to $16.7 million, compared to a net loss of $38.6 million for 2005. Preferred Stock Dividends paid in kind for the year ended December 31, 2006 and 2005 amounted to $17.3 million and $16.3 million, respectively. The accretion of Preferred Stock issuance cost was $0.7 million and $0.6 million for each of the years ended December 31, 2006 and 2005, respectively. As a result of the foregoing, net loss attributable to common stockholders for the year ended December 31, 2006 amounted to $34.6 million or $1.10 per diluted share, as compared to $55.5 million, or $1.83 per diluted share for 2005.
     Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Revenue. Revenue increased to $387.7 million for the year ended December 31, 2005, from $356.2 million in 2004. The increase in total revenue in 2005 was due entirely to an increase in end customer revenue, as carrier charges decreased significantly in 2005 from 2004. In 2005, the Company’s business class end customer revenue increased to $330.8 million or 85% of total revenue from $284.0 million, or 80% of total revenue in 2004. The growth in business class end customer revenue was due to an increase in the number of business class customers and in the services utilized by each customer. During 2005, our business class customer base increased 17%, from 22,324 to 26,225. This increase in customers and in end customer revenue was primarily achieved through a combination of increased penetration of established markets, continued development and acceptance of new services, and geographic expansion. Of particular note is that the majority of the increase in end customer revenue was due to an increase of approximately 6,900 customers that took at least one data product, resulting in a $28.6 million increase in data revenue from 2004 to 2005. Our organic product take rate – the number of services utilized by each customer not acquired through acquisition – increased from 4.7 products per customer in 2004 to 4.8 in 2005.
     Revenue from carrier charges decreased to $43.7 million in 2005 from $60.9 million in 2004. These results include the revenue impact of rate decreases in 2005, the resolution of intercarrier compensation issues with BellSouth which resulted in the recognition of $1.8 million in additional revenue in 2004, reductions in the number of carrier access revenue sharing arrangements, as well as the impact of various settlements and adjustments to amounts owed to customers that share access revenue.
     Network Expenses. Network expenses increased to $186.9 million for 2005 from $171.3 million for 2004, but remained constant as a percentage of revenue at 48% despite the shift in revenue mix toward end customer revenue and away from intercarrier compensation. The increases in network expense as a percentage of revenue that resulted from reductions in carrier access revenue were offset by decreases in network expense as a percentage of revenue as a result of network reconfiguring and streamlining activities, and positive adjustments of previous amounts estimated as accrued network costs. This increase in network expenses was primarily a result of the increase in the size of US LEC’s network, an increase in customers and usage by our customers, as well as a shift to higher network expense for end customer revenue.
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
Liquidity and Capital Resources
     Since our public offering of approximately $87.1 million of common stock in April 1998, we have funded our operations and capital needs through borrowings under a secured credit facility and private placements of equity and debt securities, including $200.0 million of Preferred Stock with affiliates of Bain Capital and Thomas H. Lee Partners L.P. in April 2000, $5.0 million of 11% senior subordinated notes in December 2002, $10.0 million of US LEC common stock in November 2003 and, in September 2004, the private placement of $150.0 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009, the proceeds of which were used to repay all outstanding debt. The Company exchanged the privately placed notes for publicly registered notes in December 2004 (the “Notes”). In October 2005, the Company entered into a $10.0 million Revolving Credit Facility, but no advances have been made under this facility. In addition, the Company has raised over $12.0 million between 1998 and 2006 through the purchase of US LEC common stock by employees under the Company’s stock plans.
     The Notes bear interest at an annual rate of six-month LIBOR plus 8.50%. Interest is reset semi-annually and is payable on April 1 and October 1 of each year. The interest rate for the six-month period ending April 1, 2007 which was set on October 1, 2006, is 13.87%. The Notes are guaranteed by all of the

Company’s subsidiaries and are secured on a second priority basis by substantially all the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries.
     The Company used a majority of the net proceeds from the sale of the Notes to repay in full all outstanding debt of $120.3 million under its senior credit facility and $6.8 million on its senior subordinated notes. The Company also paid $2.0 million in additional interest due on the deferred portion of the senior credit facility term loan. The senior credit facility was terminated and all of the senior subordinated notes were retired following repayment of the outstanding indebtedness. Unamortized debt issuance fees totaling $2.4 million related to the senior credit facility and the senior subordinated notes and the remaining unamortized discount on the subordinated notes of $2.0 million were expensed in 2004. Debt issuance fees associated with the Notes totaled $5.5 million and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes were $3.0 million as of December 31, 2006.
     On the date of the Merger, February 28, 2007, the Company gave irrevocable notice to redeem the Notes as of March 30, 2007. The Notes including the redemption fee of $8.25 million and all accrued and unpaid interest through March 30, 2007, were paid to the trustee in full on February 28, 2007. Also as a result of the Merger, the $10.0 million Revolving Credit Facility has been terminated.
     In connection with the Merger and pursuant to the US LEC preferred stock repurchase agreement entered into with the holders of the Preferred Stock, all of the issued and outstanding shares of Preferred Stock, including accrued and unpaid dividends on these shares, were repurchased by US LEC for cash at a purchase price that reflected a $30.0 million discount from the liquidation value of these shares at the effective time of the Merger. The liquidation value equaled the sum of the stated value of these shares plus all accrued and unpaid dividends through the closing date of the Merger. The liquidation value was approximately $301.0 million and the total purchase price was approximately $271.0 million.
     The following table provides a summary of the Company’s contractual obligations and commercial commitments as of December 31, 2006.

	Payment Due by Period (in millions)
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt (1)	$150.0	$—	$—	$150.0	$—
Operating leases	34.0	8.5	20.8	2.6	2.1

Total contractual cash obligations	$184.0	$8.5	$20.8	$152.6	$2.1

(1)	Amount excludes interest which is payable semi-annually on the $150.0 million face value of the Notes at an annual rate of six-month LIBOR plus 8.50% which is estimated to total approximately $57.2 million over the remaining term of the Notes, assuming current interest rates of 13.87% over the period. The discount on the Notes, totaling $0.75 million, is being amortized to interest expense on the statement of operations through the maturity date of October 1, 2009. There were no amounts outstanding under our $10.0 million Revolving Facility.
     Cash provided by operating activities was approximately $36.2 million in 2006, compared to $17.7 million in 2005. The increase in cash provided by operating activities of $18.5 million was primarily due to a $22.0 million decrease in net loss, an increase in cash provided by accounts receivable of $17.5 million, a decrease in cash used by liabilities and accrued expenses of $2.0 million and an increase in deferred compensation expense of $2.3 million, partially offset by the decrease in charge related to carrier access disputes of $23.3 million and a decrease in depreciation expense of $2.0 million.
     Cash used in investing activities decreased to $29.4 million in 2006 from $34.6 million in 2005. Cash purchases of property and equipment of $29.4 million in 2006 and $35.0 million in 2005 consist of purchases of switching and related telecommunications equipment, office equipment and leasehold improvements. Future annual capital expenditures for the purchase of property and equipment are expected to be similar to those in 2006 unless the Company’s deployment of future service offerings to customers requires a higher annual investment in property, plant and equipment. The uses of cash in 2005 were partially offset by proceeds from an insurance claim related to damage experienced in one of the Company’s telecommunications switch facilities.

     Cash provided by financing activities was $5.1 million in 2006, compared to cash used by financing activities of $0.6 million in 2005. The increase in cash provided by financing activities was primarily due to the exercise of stock options and warrants as well as the purchase of stock under the Company’s Employee Stock Purchase Plan.
     The restricted cash balance of less than $0.1 million as of December 31, 2006 and 2005, serves as collateral for letters of credit related to certain office leases. In addition, the non-current portion of restricted cash of $0.4 million and $0.5 million is included in other assets in the consolidated balance sheet as of December 31, 2006 and 2005, respectively. Restricted cash is utilized to secure the Company’s performance of obligations such as letters of credit to support leases or deposits in restricted use accounts.
     Cash capital expenditures were approximately $29.4 million in 2006, most of which were incurred to support new customer growth. We expect to spend similar amounts for capital in 2007 unless the Company’s deployment of future service offerings results in somewhat higher spending levels. We believe our existing cash on hand of approximately $42.6 million would be sufficient to fund our operating, investing and debt service requirements in 2007.
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
     Network Expenses — Network expenses are comprised primarily of two types of charges: leased transport charges which comprise approximately 78% of the Company’s network expenses during the year ended December 31, 2006 and usage sensitive charges which comprise approximately 22% of the Company’s network expenses, during the year ended December 31, 2006. The Company’s leased transport charges are the lease payments incurred by the Company for the transmission facilities used to connect the Company’s customers to the Company owned switch that services that customer and to connect to the

ILEC and other carrier networks. The Company, as part of its “smart-build” strategy, does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Network expenses include management’s estimate of charges for direct access lines, facility charges, outgoing and incoming minutes, reciprocal compensation and other costs of revenue for a given period for which bills have not yet been received by the Company. Management’s estimate is developed from the number of lines and facilities in service, minutes of use and contractual rates charged by each respective service provider as well as estimated amounts accrued for pending disputes with other carriers. Subsequent adjustments to this estimate may result when actual costs are billed by the service provider to the Company. The Company has to date been successful in negotiating lease agreements which generally match in the aggregate the duration of its customer contracts, thereby allowing the Company to mitigate the risk of incurring charges associated with transmission facilities that are not being utilized by customers. Usage sensitive charges are primarily comprised of usage charges associated with the Company’s long distance and access charges and reciprocal compensation owed to other carriers.
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
     Stock-Based Compensation — Prior to January 1, 2006 the Company measured the compensation cost of its stock plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.
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
     In February 2006, the Company announced a voluntary stock option exchange offer for current employees and eligible directors that were holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Options covering a total of 4,321 shares were eligible for exchange in the 2006 Exchange Offer. Immediately following the expiration of the 2006 Exchange Offer, the Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC common stock and canceled all of these eligible options. New options covering 3,721 shares were granted with an exercise price of $2.08 per share, the average closing price per share of US LEC’s Class A common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted. Stock-based compensation expense for the year ended December 31, 2006 relating to stock options as calculated using SFAS No. 123R includes the impact of the 2006 Exchange Offer.
     The Company recognizes compensation expense on a straight-line basis over the optionee’s vesting period. Total stock-based compensation expense recorded by the Company for the year ended December 31, 2006 was $2,278.
     Had compensation cost for the Company’s stock plans been determined in accordance with the method of SFAS No. 123 for options granted as of December 31, 2005 and 2004, the Company’s net loss and net loss per share would approximate the following pro forma amounts:

	2005	2004

Net loss, as reported	$(38,648)	$(19,762)
Preferred dividends	(16,256)	(15,316)
Accretion of preferred stock issuance fees	(623)	(587)

Net loss attributable to common stockholders, as reported	(55,527)	(35,665)

Add: Stock-based employee compensation expense included in reported net income	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,823)	(6,357)

Pro forma net loss	$(57,350)	$(42,022)

Weighted average shares outstanding	30,399	29,927

Net loss per share:
Basic and diluted, as reported	$(1.83)	$(1.19)

Basic and diluted, pro forma	$(1.89)	$(1.40)

     The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 4.35% and 3.63% for 2005 and 2004, respectively, and an expected life of 5.1 for 2005 and 2004. The weighted average remaining contractual life of stock options outstanding at December 31, 2005 was 7.6 years.
     The company estimated the fair value of the Employee Stock Purchase Plan for 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.72%, and an expected life of 0.5 years.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     US LEC is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of December 31, 2006, investments consisted primarily of institutional money market funds. As of December 31, 2006, all of the Company’s debt consisted of variable rate debt with an interest rate that is based on the six-month LIBOR plus 8.5%, which is reset semi-annually. The debt was paid in full in connection with the Merger.
     Although US LEC does not currently utilize any interest rate management tools, it continues to evaluate the use of derivatives such as, but not limited to, interest rate swap and cap agreements to manage its interest rate risk. As the Company’s investments are all short-term in nature and all of its debt is currently at variable short-term rates, management believes the carrying values of the Company’s financial instruments approximate fair values.
     The Company’s financial instruments with interest rate risk exposure as of December 31, 2006 consisted of $150.0 million Notes due 2009. A change in interest rates of one percent on debt balances outstanding at December 31, 2006 would cause an approximate change in annual interest expense of $1.5M.
     The table below presents principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2006 and 2005 (in thousands):

	Carrying Value		Fair Value		Maturity
	2006	2005	2006	2005	Date
Floating Rate Notes (1)	$149,587	$149,438	$149,587	$149,438	Oct 2009

(1)	Notes incur interest at an annual rate of six-month LIBOR plus 8.50%.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
US LEC Corp.
Charlotte, North Carolina
     We have audited the accompanying consolidated balance sheets of US LEC Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US LEC Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, on February 28, 2007 the Company and PAETEC Corp. completed their combination pursuant to the Merger Agreement, dated as of August 11, 2006, as amended.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 2, 2007

US LEC Corp. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31,	December 31,
	2006	2005

Assets

Current Assets
Cash and cash equivalents	$42,562	$30,704
Restricted cash	64	67
Accounts receivable (net of allowance of $3,964 and $10,349 at December 31, 2006 and December 31, 2005, respectively)	44,496	49,841
Prepaid expenses and other assets	9,303	9,289

Total current assets	96,425	89,901

Property and Equipment, Net	127,043	144,350
Other Assets	14,004	18,101

Total Assets	$237,472	$252,352

Liabilities and Stockholders’Deficiency

Current Liabilities
Accounts payable	$10,958	$9,125
Accrued network costs	17,681	20,252
Commissions payable	134	984
Accrued expenses — other	28,606	31,567
Deferred revenue	15,122	14,292
Deferred income taxes	1,644	2,792

Total current liabilities	74,145	79,012

Long-Term Debt	149,587	149,438
Other Liabilities	5,489	5,879

Commitments and Contingencies (Note 7)

Series A Mandatorily Redeemable Convertible Preferred Stock (10,000 authorized shares, 296 and 278 shares issued with a redemption values of $298,420 and $281,167 at December 31, 2006 and 2005, respectively) (Note 6)	295,952	278,037

Stockholders’ Deficiency
Common stock-Class A, $.01 par value (122,925 authorized shares, 33,271 and 30,751 shares outstanding at December 31, 2006 and December 31, 2005)	333	307

Additional paid-in capital (Note 10)	100,050	93,181
Retained deficit	(388,084)	(353,502)

Total stockholders’ deficiency	(287,701)	(260,014)

Total Liabilities and Stockholders’ Deficiency	$237,472	$252,352

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Data)

	2006	2005	2004

Revenue	$424,201	$387,738	$356,181
Network Expenses (including depreciation and amortization shown below)	212,140	186,924	171,292
Depreciation and Amortization	48,656	50,668	49,851
Selling, General and Administrative Expenses	161,107	148,902	139,231
Charge Related to Carrier Access Disputes	—	23,292	—

Gain (Loss) from Operations	2,298	(22,048)	(4,193)

Other (Income) Expense
Other Income	—	(202)	—
Charges Related to Early Extinguishment of Debt (Note 5)	—	—	4,416
Interest Income	(1,537)	(1,003)	(581)
Interest Expense (Note 6)	20,502	17,805	11,734

Net Loss	(16,667)	(38,648)	(19,762)

Less: Preferred Stock Dividends (Note 6)	17,253	16,256	15,316
Less: Accretion of Preferred Stock Issuance Cost (Note 6)	662	623	587

Net Loss Attributable to Common Stockholders	$(34,582)	$(55,527)	$(35,665)

Net Loss Attributable to Common Stockholders Per Common Share (Note 11):
Basic and Diluted	$(1.10)	$(1.83)	$(1.19)

Weighted Average Number of Shares Outstanding (Note 11):
Basic and Diluted	31,337	30,399	29,927

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2006	2005	2004

Operating Activities
Net loss	$(16,667)	$(38,648)	$(19,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,656	50,668	49,851
Charges related to early extinguishment of debt	—	—	4,416
Accretion of debt	150	150	509
Accretion of lease exit costs	127	70	73
Other Income	173	(45)	118
Deferred compensation expense	2,278
Charge related to carrier access disputes	—	23,292	—

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	5,253	(12,260)	(12,451)
Notes receivable	—	(150)	—
Prepaid expenses and other assets	245	1,436	202
Other assets	790	(24)	1,522
Accounts payable	71	(289)	2,712
Deferred revenue	830	718	(473)
Accrued network costs	(2,571)	(8,452)	3,642
Customer commissions payable	(850)	(4,288)	(7,586)
Other liabilities — noncurrent	(1,039)	(392)	(881)
Accrued expenses — other	(1,212)	5,950	3,327

Net cash provided by operating activities	36,234	17,736	25,219

Investing Activities
Purchase of property and equipment	(29,443)	(34,954)	(33,395)
Businesses and assets acquired	(1)	(34)	(2,321)
Proceeds from insurance claim	—	202	—
Increase (decrease) in restricted cash	3	148	(8)

Net cash used in investing activities	(29,441)	(34,638)	(35,724)

Financing Activities
Issuance of notes payable	460	—	—
Proceeds from exercise of stock options, warrants, and ESPP	4,617	817	1,458
Proceeds from long-term debt	—	—	149,250
Payments on long-term debt	—	—	(128,330)
Payments on notes payable	—	(980)	(1,300)
Payment for deferred loan fees	(12)	(463)	(5,467)

Net cash provided by (used in) financing activities	5,065	(626)	15,611

Net (Decrease) Increase in Cash and Cash Equivalents	11,858	(17,528)	5,106

Cash and Cash Equivalents, Beginning of Period (1)	30,704	48,232	43,126

Cash and Cash Equivalents, End of Period	$42,562	$30,704	$48,232

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$20,023	$17,033	$7,565

Cash Paid for Income Taxes	$—	$—	$—

Supplemental Noncash Investing and Financing Activities:
At December 31, 2006, 2005, and 2004, $4,984, $3,537 and $7,677, respectively, of property and equipment additions are included in outstanding accounts payable.
See notes to consolidated financials statements.

US LEC Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the years ended December 31, 2006, 2005 and 2004
(In Thousands)

	Common Stock		Common Stock		Additional
	Class A		Class B		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	29,677	$297	—	$—	$90,852	$(262,310)	$(171,161)
Exercise of stock options and warrants	227	2			295		297
Issuance of ESPP Stock	379	4			1,157		1,161
Private Placement of Class A Common Stock					64		64
Preferred Stock Dividends						(15,316)	(15,316)
Accretion of Preferred Stock Issuance Fees						(587)	(587)
Net Loss						(19,762)	(19,762)

Balance, December 31, 2004	30,283	$303	—	$—	$92,368	$(297,975)	$(205,304)
Exercise of stock options	10				24		24
Issuance of ESPP Stock	458	4			789		793
Preferred Stock Dividends						(16,256)	(16,256)
Accretion of Preferred Stock Issuance Fees						(623)	(623)
Net Loss						(38,648)	(38,648)

Balance, December 31, 2005	30,751	$307	—	$—	$93,181	$(353,502)	$(260,014)
Exercise of stock options	2,093	22			3,777		3,799
Issuance of ESPP Stock	427	4			814		818
Stock-based compensation expense					2,278		2,278
Preferred Stock Dividends						(17,253)	(17,253)
Accretion of Preferred Stock Issuance Fees						(662)	(662)
Net Loss						(16,667)	(16,667)

Balance, December 31, 2006	33,271	$333	—	$—	$100,050	$(388,084)	$(287,701)

See notes to consolidated financial statements

US LEC Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Data)
1. PAETEC AND US LEC MERGERS
     On February 28, 2007, PAETEC Corp., a Delaware corporation (“PAETEC”), and US LEC Corp. completed their combination pursuant to the Merger Agreement, dated as of August 11, 2006, as amended (the “Merger Agreement”), among PAETEC, US LEC Corp., PAETEC Holding Corp., a Delaware corporation (“PAETEC Holding”), WC Acquisition Sub U Corp., a Delaware corporation, and WC Acquisition Sub P Corp., a Delaware corporation. In accordance with the Merger Agreement, WC Acquisition Sub P Corp. merged with and into PAETEC (the “PAETEC Merger”) and WC Acquisition Sub U Corp. merged with and into US LEC Corp. (the “US LEC Merger” and together with the PAETEC merger, the “Mergers”). PAETEC and US LEC Corp. were the surviving corporations of the Mergers and, as a result, became wholly-owned subsidiaries of PAETEC Holding.
     Pursuant to the PAETEC Merger, each outstanding share of Class A common stock, par value $0.01 per share, of PAETEC was converted into the right to receive 1.623 shares of the common stock, par value $0.01 per share, of PAETEC Holding. Pursuant to the US LEC Merger, each outstanding share of US LEC Corp. Class A common stock, par value $0.01 per share (“US LEC common stock”), was converted into the right to receive one share of PAETEC Holding common stock.
     PAETEC Holding is accounting for the Mergers as a purchase of US LEC by PAETEC using the purchase method of accounting under generally accepted accounting principles. For federal income tax purposes, the PAETEC Merger together with the US LEC Merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.
     The issuance of PAETEC Holding’s common stock pursuant to the Mergers was registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4 (File No. 333-138594) filed by PAETEC Holding with the Securities and Exchange Commission (“SEC”) and declared effective on February 8, 2007.
     PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas (“Deutsche Bank”), as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as Syndication Agent, and CIT Lending Services Corporation (“CIT”), as Documentation Agent. PAETEC and US LEC used $800 million of the new senior secured credit facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness. In addition, US LEC used a portion of the proceeds of the credit facility to purchase all of its outstanding Series A Mandatorily Redeemable Convertible Preferred Stock (the “Preferred Stock”) from affiliates of Bain Capital, Inc. and Thomas H. Lee Partners LP, at a price which reflects a $30.0 million discount to its accreted value (approximately $266.0 million as of December 31, 2006, net of discount).
2. ORGANIZATION AND NATURE OF BUSINESS
     The consolidated financial statements include the accounts of US LEC Corp. and its wholly owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. The Company was incorporated in 1996 and in 1998 completed an initial public offering of its common stock.
     The Company, through its subsidiaries, provides integrated voice, data and Internet services to approximately 28,800 mid-to-large-sized business customers throughout the eastern United States. The Company also provides shared Web hosting and dial-up Internet services to approximately 10,000 additional residential and small business customers.

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
     Certain revenues are recorded net of amounts that are due to other parties, primarily customers pursuant to each respective telecommunications service arrangement with whom the Company is required to share related access revenue. For the years ended December 31, 2006, 2005 and 2004, revenue amounts allocated under these arrangements of $2,192, $2,480 and $6,466, respectively, are netted with gross carrier revenues in the accompanying consolidated financial statements. The Company records these arrangements on a net basis primarily because of the passage of credit risk to their participating customers. In 2006 and 2005, the amounts payable to participating customers in connection with these arrangements, and the associated contra revenue, was reduced by $1,123 and $4,190, respectively, primarily as a result of reductions in amounts collected from carriers for access revenue and related settlement costs.
     When an end customer terminates its contract with the Company prior to its contractual term, the Company is entitled to collect an early termination fee from the customer. Revenues associated with early termination fees are recognized when payment is received. Revenue related to billings in advance of providing services is deferred and recognized when the services are provided.
     The Company defers amounts billed for non-recurring installation costs for new contracts with end customers and with other carriers. The Company is amortizing this revenue over the average initial term of the related contracts. As of December 31, 2006 and 2005, the Company had $419 and $1,228, respectively, of such installation costs recorded in Deferred Revenue as a current liability on the accompanying Consolidated Balance Sheets. In addition, the Company had $447 and $997 as of December 31, 2006 and 2005, respectively, recorded in Other Liabilities for the non-current portion of the deferred installation revenue.
     Network Expenses — The Company’s network expenses are comprised primarily of two types of charges: leased transport charges which comprised approximately 78%, 77%, and 78% of the Company’s network expenses for the years ended December 31, 2006, 2005 and 2004, respectively, and usage sensitive charges which comprised approximately 22%, 23% and 22% of the Company’s network expenses for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s leased transport charges are the lease payments incurred by US LEC for the transmission facilities used to connect the Company’s customers to the Company-owned switch that services that customer, to connect the Company’s network and to connect to the ILEC and other carrier networks. The Company does not currently own any fiber or copper transport facilities. These facilities are leased from various providers including, in many cases, the ILEC. Usage sensitive charges are primarily comprised of charges associated with the Company’s long distance, access charges and reciprocal compensation owed to other carriers.
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
     Restricted Cash — The restricted cash balance as of December 31, 2006 and 2005 serves to secure the Company’s performance of obligations under letters of credit to support leases or as deposits in restricted use accounts. These letters of credit renew annually.
     Accounts Receivable —The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including 1) historical experience, 2) aging of trade accounts receivable, 3) amounts disputed and the nature of the dispute, 4) bankruptcy, 5) general economic, industry or business information and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.
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
useful lives or the lease term
     The Company capitalized $735 and $522 in payroll related costs during the years ended December 31, 2006 and 2005, respectively, in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are amortized over five years.
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

     Intangible Assets — The Company has intangible assets in the form of goodwill, customer relationships and marketing related assets. These intangible assets were initially recognized based on their fair values in connection with acquisitions. Goodwill is tested for impairment on an annual basis at the end of the fiscal year or when there are indicators that impairment of goodwill may have incurred. Customer relationships and marketing assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3-5 years at approximately $2,000 per year beginning in 2004. These intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Included in Other Assets in the accompanying consolidated balance sheets are other identifiable intangible assets (primarily customer relationship and marketing related assets) and goodwill of $3,235 and $651, and $4,873 and $651 as of December 31, 2006 and 2005, respectively. Goodwill and intangible assets were reviewed for impairment as of December 31, 2006 and no impairment was identified.
     Debt Issuance Cost — The Company capitalizes costs associated with securing long-term debt and amortizes such costs over the term of the debt agreement using the straight-line method which approximates the interest method. The Company had deferred debt issuance costs (net of accumulated amortization of $2,614 and $1,411) of $3,321 and $4,592 as of December 31, 2006 and 2005, respectively, recorded in other assets on the accompanying consolidated balance sheets that are being amortized over the life of the related debt agreement. (See Note 5)
     Fair Value of Financial Instruments — Management believes the fair values of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivables, accounts payable, and accrued network costs approximate their carrying value. In addition, because long-term debt consists of variable rate instruments, management believes the carrying values approximate fair values.
     Income Taxes — Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the liability method. The tax effects of such differences, as reflected on the balance sheet, are at the enacted tax rates expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.
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
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates relate to revenue recognition, the allowance for doubtful accounts receivable, estimated end customer contract life, the valuation of intangible assets, accrual of network costs payable to other telecommunications entities, including estimated amounts accrued for pending disputes with other carriers, income tax valuation allowance, 123(R) valuation, and conclusions regarding the impairment of and the estimated useful lives of fixed assets. Any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.
     Advertising — The Company expenses advertising costs in the period incurred. Advertising expense amounted to $3,004, $3,415 and $2,489 for 2006, 2005 and 2004, respectively.
     Investment in Variable Interest Entity — In the second quarter of 2006, the Company agreed to invest $2,500 in ExtreamTV, LLC (“ExtreamTV”), a Massachusetts-based company formed in January 2006 that provides video-on-demand services to the hospitality industry. US LEC’s investment in

ExtreamTV is comprised of 2,500 Class B units which is equal to a 37.5% equity stake in ExtreamTV. Class B units receive a 6% annual preferred return and have similar voting rights as Class A units. The preferred return is paid annually and can either be paid in cash or in additional Class B units at a rate of $1.00 per unit. In addition, Class B units are entitled to one of five positions on ExtreamTV’s Board of Directors.
     Under the provisions of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), the ExtreamTV investment qualifies as a variable interest entity subject to consolidation because US LEC is the primary beneficiary. All significant intercompany accounts and transactions among consolidated entities have been eliminated. As of December 31, 2006, the Company’s consolidated balance sheet included a reduction in assets totaling $716, an increase in liabilities totaling $1,153, and an equity deficiency of $1,869 related to ExtreamTV. For the year ended December 31, 2006, the Company recorded a net loss (including depreciation) associated with ExtreamTV of $1,869. There were no events of reconsideration during the year ended December 31, 2006.
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
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for new grants in fiscal 2007 and any unvested grants prior to the adoption of SFAS No. 123(R). In accordance with this method, the Company’s consolidated financial statements for prior periods have not been restated.
     In February 2006, the Company announced a voluntary stock option exchange offer for current employees and eligible directors that were holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Options covering a total of 4,321 shares were eligible for exchange in the 2006 Exchange Offer. Immediately following the expiration of the 2006 Exhange Offer, the Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC Class A common stock and canceled all of these eligible options. New options covering 3,721 shares were granted with an exercise price of $2.08 per share, the average closing price per share of US LEC’s Class A common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted. Stock-based compensation expense for the year ended December 31, 2006 relating to stock options as calculated using SFAS No. 123(R) includes the impact of the 2006 Exchange Offer.
     The Company recognizes compensation expense on a straight-line basis over the optionee’s vesting period. Total stock-based compensation expense related to the Company’s stock option plan for the year ended December 31, 2006 was $2,278.
     Had compensation cost for the employee stock plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the following proforma amounts:

	2005	2004
Net loss, as reported	$(38,648)	$(19,762)
Preferred dividends	(16,256)	(15,316)
Accretion of preferred stock issuance fees	(623)	(587)

Net loss attributable to common stockholders, as reported	(55,527)	(35,665)

Add: Stock-based employee compensation expense included in reported net income	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,823)	(6,357)

Pro forma net loss	$(57,350)	$(42,022)

Weighted average shares outstanding	30,399	29,927

Net loss per share:
Basic and diluted, as reported	$(1.83)	$(1.19)

Basic and diluted, pro forma	$(1.89)	$(1.40)

     The Company estimated the fair value for stock options using the Black-Scholes model assuming no dividend yield; volatility of 80%, an average risk-free interest rate of 4.35% and 3.63% for 2005 and 2004, respectively, and an expected life of 5.1 for 2005 and 2004. The weighted average remaining contractual life of stock options outstanding at December 31, 2005 was 7.6 years.
     The company estimated the fair value of the Employee Stock Purchase Plan for 2005, using the Black-Scholes model assuming no dividend yield, volatility of 80%, an average risk-free interest rate of 3.72%, and an expected life of 0.5 years.
     Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN No. 48 on US LEC’s consolidated financial position, results of operations or cash flows.
     In September 2006, SFAS No. 157 “Fair Value Instruments” was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 157 may have on its financial statements or disclosures.
     In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued which, among other things,

permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities, and unrealized gains and losses are to be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 159 may have on its financial statements or disclosure.
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

$2,389

     The identifiable intangible assets consist of customer relationship and marketing related assets that are amortizable over 3 -5 years.
4. PROPERTY AND EQUIPMENT
     Property and equipment at December 31, is summarized by major class as follows:

	2006	2005	2004
Telecommunications and other equipment	$278,952	$257,710	$234,524
Office equipment, furniture and other	105,910	101,596	97,079
Leasehold improvements	31,285	30,937	30,862

	416,147	390,243	362,465
Less accumulated depreciation and amortization	(289,104)	(245,893)	(203,848)

Total	$127,043	$144,350	$158,617

5. LONG-TERM DEBT
     On September 30, 2004, the Company privately placed $150,000 in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2009. The notes were issued at a price of 99.5% and bear interest at an annual rate of the six-month London Interbank Offered Rate (“LIBOR”) plus 8.50%. In December 2004, the Company completed an exchange of the privately placed notes for publicly registered notes with substantially identical terms (the “Notes”). Interest on the Notes is reset semi-

annually and is payable on April 1 and October 1 of each year. The interest rate for the six-month period ending April 1, 2007 is approximately 13.87%. The Notes are guaranteed by all of the Company’s subsidiaries and are secured on a second priority basis by substantially all of the assets of the Company and its subsidiaries, including the capital stock of the Company’s subsidiaries. Each subsidiary guarantor is 100% owned by US LEC Corp. (the “Parent”), the guarantees are full and unconditional, the guarantees are joint and several, the Parent has no independent assets, and the Parent is not restricted in obtaining funds from its subsidiaries in the form of dividends or loans.
     The indenture governing the Notes contains covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create certain liens on the assets of the Company or its subsidiaries. The Company was in compliance with all such covenants as of December 31, 2006. Debt issuance fees associated with the Notes totaled $5,512 and are being amortized through the maturity date of October 1, 2009. Unamortized debt issuance fees related to the Notes are $3,030 as of December 31, 2006, and are included in the accompanying balance sheet in Other Assets. On the date of the Mergers, February 28, 2007, the Company gave irrevocable notice to redeem the Notes as of March 30, 2007. The Notes were paid to the trustee in full on February 28, 2007 including the redemption fee of $8.25 million and all accrued and unpaid interest through March 30, 2007.
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
     In October 2005, the Company entered into a $10,000 secured revolving credit facility. The interest rate for any advances under the credit facility was a floating rate based, at the Company’s option, on either the lender’s prime rate plus .25% or LIBOR plus 2.25%. As of December 31, 2006, there were no advances under the credit facility. Debt issuance fees associated with the credit facility totaled $423 and are being amortized through the maturity date in August 2009. Unamortized debt issuance fees related to the Notes are $291 as of December 31, 2006.
6. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
     On April 11, 2000, the Company issued $200,000 of its Series A Mandatorily Redeemable Convertible Preferred Stock (the “Preferred Stock”) to affiliates of Bain Capital (“Bain”) and Thomas H. Lee Partners, L.P. (“THL”). The Preferred Stock earns dividends on a cumulative basis at an annual rate of 6%, payable quarterly, and at the Company’s option, in cash or shares of Preferred Stock through April 11, 2010. All such dividends through December 31, 2006 have been paid in shares of Preferred Stock. In addition, the Preferred Stock participates on a pro rata basis in any dividends payable to common shareholders. As of December 31, 2006, the Company had declared and accrued $98,420 in Preferred Stock dividends. In the event of any liquidation, dissolution or other winding up of the affairs of the Company, the holders of Preferred Stock are entitled to be paid in preference to any distribution to holders of junior securities, an amount in cash, equal to $1,000 per share plus all accrued and unpaid dividends on such shares.
     The holders of the shares of Preferred Stock may convert all or a portion of their shares into shares of US LEC’s common stock at a set conversion price, subject to adjustment for certain dilutive events. The initial conversion price of $35 per share has been adjusted to approximately $28 per share as of December 31, 2006 pursuant to the anti-dilution provisions of the Preferred Stock. The holders of the Preferred Stock may also convert all or a portion of their shares into US LEC’s common stock at the then adjusted conversion price prior to April 11, 2010 in the event of a change in control. Each holder of the Preferred Stock may redeem all or a portion of their Preferred Stock at a price equal to 101% of $1,000 per share plus all accrued dividends on such shares after the occurrence of a change in control and for a period of 60 days following such event. Each share of the Preferred Stock is entitled to one vote per share of common stock into which it could have been converted on the record date for determination of stockholders entitled to notice of and to vote at the Company’s annual stockholders meeting. The Company may redeem all of the outstanding shares of Preferred Stock, at a price equal to $1,000 per share plus all accrued and unpaid dividends on such shares, but only if the market price of a share of US LEC’s common stock for 30 consecutive trading days during the 90 day period immediately preceding the date of the notice of redemption is at least 150% of the then effective conversion price and the market price of a share of the common stock on the redemption date is also at least 150% of the then effective conversion price. All outstanding shares of the Preferred Stock, including the shares of Preferred Stock issued as in-kind dividends, are subject to mandatory redemption on April 11, 2010.
     Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,000. The Company incurred $6,240 in expenses related to the issuance of the Preferred Stock. The carrying amount of the Preferred Stock will be accreted to its redemption amount over its life. As of December 31, 2006 and 2005, the unaccreted redemption amount was of $2,468 and $3,130, respectively.
     In connection with the Mergers and pursuant to the US LEC preferred stock repurchase agreement entered into with the holders of the Preferred Stock in the third quarter 2006, all of the issued and outstanding shares of Preferred Stock, including accrued and unpaid dividends on these shares, were repurchased by US LEC for cash at a purchase price that reflected a $30,000 discount from the liquidation value of these shares at the effective time of the Mergers. The liquidation value equaled the sum of the stated value of these shares plus all accrued and unpaid dividends through the closing date of the Mergers. The liquidation value was approximately $301,000 and the total purchase price was approximately $271,000.
     Effective upon the closing of the repurchase of the Preferred Stock, all agreements among US LEC and the US LEC preferred stockholders or among US LEC, the US LEC preferred stockholders and the former US LEC Class B stockholders, in each case entered into as of April 11, 2000, and in each case, as amended and in effect as of the date of the Merger Agreement, terminated and became null and void.
7. COMMITMENTS AND CONTINGENCIES
     The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 (“Telecom Act”) and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants, including the Company, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues important to the financial and operational success of the Company. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements the Company may enter into, operating performance obligations, inter-carrier compensation, access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to the Company, the price the Company will pay for those services and facilities and the regulatory treatment of new technologies and services. The Company anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. The Company anticipates also that further legislative and regulatory rulemaking will occur—on the federal and state level—as the industry deregulates and as the Company enters new markets or offers new products. Rulings adverse to the Company, adverse legislation, new regulations or changes in governmental policy on issues material to the Company could have a material adverse effect on the Company’s financial condition or results of its operations. Revenue recognized and amounts recorded as allowances for doubtful accounts in the accompanying financial statements have been determined considering the impact, if any, of the items described below. Currently, the Company is involved in several legal and regulatory proceedings including the following, which, if resolved unfavorably to the Company, could have a material adverse effect on the Company’s results of operations, cash flow and financial position.
     Proposed Reduction and Unification of Rates for Access, Local and ISP-bound Traffic. – On July 24, 2006, the National Association of Regulatory Commissioners’ Task Force on Intercarrier

Compensation filed a comprehensive proposal in the FCC open proceeding on intercarrier compensation that provides a plan to reduce and unify interstate and intrastate, originating and terminating, intercarrier compensation – both access charges and reciprocal compensation, the so-called “Missoula Plan.” The FCC placed the Missoula Plan on public notice for comment, and the pleading cycle ended on February 1, 2007. Under the Missoula Plan, the rates of the Regional Bell Operating Companies (“RBOCs”), non-rural ILECs, Commerical Mobile Radio Service (“CMRS” or cellular) providers, and CLECs like US LEC (“Track I Carriers”), rates for terminating interstate and intrastate access and reciprocal compensation traffic (including ISP-bound and VoIP traffic) would be unified in the third year of the Plan at $.0007 per minute, which is a significant reduction to the access and reciprocal compensation (non ISP-bound traffic) currently charged and collected by the Company. Originating interstate and intrastate access rates would also be reduced under the Plan. In addition, the interconnection architecture of the Company may be revised under the Plan, which likely would have an impact on its cost of interconnection facilities with other carriers. The Company cannot predict the outcome of this proceeding, but if the FCC were to adopt the Missoula Plan for all traffic or otherwise change its rules on intercarrier compensation, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation (including compensation for ISP-bound traffic) and access charges and could have a material adverse effect on US LEC’s results of operations, cash flow and financial position. The Company does not expect the Plan, if it is adopted without any modifications, to become effective any earlier than mid-2007.
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
     The Seventh Report and Order provides some certainty as to the Company’s right to bill IXCs for interstate access at rates at or below the FCC-set benchmark rate even though, up until July 24, 2004, those rates might have been above those tariffed by the ILECs. Notwithstanding the apparent certainty created by the Seventh Report and Order, its effect on the Company continues to depend on how it is interpreted and enforced. Carrier access revenue, including revenue for traffic originating from wireless carriers’ end users, accounted for approximately 9% of the Company’s revenue for the year ended December 31, 2005 and approximately 6% for the year ended December 31, 2006. If the Seventh Report and Order and/or the Eighth Report and Order are interpreted or enforced in a manner adverse to us, such result could have a material adverse effect on the Company.
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable by means of access charges and at what rates, and is considering adoption of the recently filed Missoula plan discussed above in the Proposed Reduction and Unification of Rates for Access, Local and ISP-bound traffic. If the Missoula Plan were to be adopted, or the FCC were to otherwise change its policy concerning the ability of CLECs to recover access charges, the ability of the Company to bill and recover access charges could be adversely affected and could result in a material adverse impact on the Company.
     Notwithstanding the prospective nature of the Eighth Report and Order, several IXCs continued to dispute interstate and intrastate access charges that the Company billed them for wireless traffic, with some electing to withhold current payments, in whole or in part, pending resolution of their disputes. Litigation with Qwest, MCI and a similar dispute with Sprint that existed as of December 31, 2005 were resolved by agreement of the parties in 2006. The settlements resulted in a cash receipt by the Company of approximately $9,000 in the first quarter of 2006 and a cash payment by the Company of $3,000 in 2006. Going forward, the Company expects to receive payments from these carriers on a timely basis with no further disputes on the settled issues. The Company took a one-time, non-recurring, non-cash charge of approximately $23,300 in the fourth quarter of 2005 after taking into account prior reserves and the impact of these settlements.
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
     The regulatory treatment of VoIP also could affect the Company’s ability to collect access charges, especially to the extent that in the future VoIP becomes a more significant voice service technology in the telephone network. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of VoIP service as either a telecommunications service or an information service is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services.” Additionally, in a recent order, the FCC determined, on an interim basis, that interconnected VoIP providers would be required to contribute to the Universal Service Fund similar to other telecommunication service providers. Long distance telecommunications services that originate or terminate on the traditional telephone network are subject to access charges. The FCC is additionally considering a number of separate petitions filed by ILECs and others specifically concerning whether VoIP is subject to access charges. Our ability to collect access charges could be materially affected if the FCC determines that VoIP or some types of VoIP should not be subject to access charges to the extent any traffic upon which the Company currently, or could potentially in the future, impose access charges is VoIP. Our obligation to pay other carriers access charges for VoIP services that we provide could also be affected by the FCC’s consideration of VoIP regulatory issues. We cannot predict the outcome of the FCC’s VoIP proceedings; however, if the FCC were to adopt the Missoula Plan (discussed above), VoIP traffic would be treated in the same manner as telecommunications traffic and be subject to either access charges or reciprocal compensation based on comparing the calling party’s telephone number to the called party’s telephone number to determine if the telephone numbers are assigned to the same local calling area or are either intrastate interexchange or interstate traffic.
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
     The FCC has an open proceeding to address rules for intercarrier compensation that could result in changes to current rules governing what traffic is compensable and at what rates, including compensation for traffic to ISPs, so it remains unclear at this time whether or how the Remand Order or the Core Order will be interpreted and enforced. Although reciprocal compensation accounted for only 2% of the Company’s revenue for the year ended December 31, 2006, if the FCC were to adopt the Missoula Plan (discussed above) for all traffic, and if such changes were approved by the courts, it could have an adverse impact on the Company’s ability to bill carriers for reciprocal compensation and access charges. The FCC’s resolution of the regulatory status of VoIP could affect the Company’s ability to participate in receipt or payment of reciprocal compensation for VoIP calls. The Company cannot predict the FCC’s resolution of its consideration of VoIP regulatory issues or decision in the intercarrier compensation proceeding.
     Forbearance Petitions. – In a Petition for Forbearance filed with the FCC on December 20, 2004, Verizon asked the FCC to forbear Title II regulations of standalone broadband services, such as ATM, Frame Relay and similar packet-switched services. Under Section 10 of the Act, if the FCC fails to act upon a petition for forbearance within the statutory period, the petition is deemed granted. March 19, 2006 was the date on which the petition was required to be acted upon, or it would be deemed granted. On March 20, 2006, the FCC issued a Public Notice in which it announced that no action was taken on the Verizon petition and it was deemed granted. With the grant of forbearance, the services affected by the grant are no longer required to be offered under the terms, conditions and rates set forth in the tariffs on file with the FCC nor would the Title II sections of the Act that require Verizon to offer these service at just and reasonable rates and in a non-discriminatory manner be applied to the offering of these services. The Company purchases certain of the affected services from Verizon and is in discussions with Verizon as to the impact on the current terms, conditions and rates on these services due to the grant of the petition. AT&T, BellSouth, Qwest and Sprint have filed similar petitions for forbearance, with AT&T asking that the FCC take action on its petition within 60 days rather than waiting the statutory period available to the FCC. The FCC quickly placed all these petitions on public notice for comment and the pleading cycle ended on August 31, 2006, but the FCC has not yet taken action on the petitions. The Company cannot predict the impact, if any, the grant of these petitions and similar ones will have on the Company’s network expenses; however, if the rates, terms and conditions associated with the current service subject to the petition are negotiated adverse to the Company, it could have a material adverse effect on the Company.
     On or about September 6, 2006, Verizon filed six petitions for forbearance – each petition identified a different Metropolitan Statistical Area (“MSA”) — in which Verizon seeks similar regulatory relief as granted by the FCC to Qwest in the Omaha Forbearance Order, 20 FCC Rcd 19415 (2005) (“Qwest Order”). In the Qwest Order, the FCC granted Qwest forbearance from the obligation to provide unbundled loops and dedicated transport pursuant to 251(c)(3) in those portions of the Omaha MSA where a facilities-based competitor (Cox Cable) had substantially built out its network. In addition, the FCC also decided to forbear from applying certain dominant carrier regulation to Qwest’s provision of mass market switched access and broadband services in Qwest’s service territory. Of the six MSAs subject to the petitions, US LEC provides local exchange services in four of them – Virginia Beach MSA; Pittsburgh MSA; Philadelphia MSA; and, New York MSA. The other two MSAs are Boston MSA and Providence MSA. The FCC has established a pleading cycle ending April 18, 2007. In addition, several competitive LECs have filed motions in the proceeding which have also been placed on public notice for comment. The pleading cycle has ended, and the FCC has taken no actions on these motions. Grant of the petitions could have an adverse affect on the Company’s ability to obtain unbundled loops and transport in the applicable MSAs, and may result in BellSouth, Sprint and other ILECs filing similar petitions as well as Verizon targeting other MSAs in which the Company provides service.
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
     Interconnection Agreements with ILECs — The Company has agreements for the interconnection of its networks with the networks of the ILECs covering each market in which US LEC has installed a switching platform. US LEC may be required to negotiate new interconnection agreements as it enters new markets in the future. In addition, as its existing interconnection agreements expire, it will be required to negotiate extension or replacement agreements. The Company concluded interconnection arbitrations with Verizon in 2002 in order to obtain new interconnection agreements on terms acceptable to the Company. The Company has filed new agreements in several Verizon states based on the decisions of the PUCs in those states. In February 2004, Verizon filed petitions with several state commissions asking those commissions to arbitrate the terms of an amendment to its interconnection agreements addressing the triennial review order (“TRO”), and subsequently amended the petitions asking those commissions to address the terms of the Triennial Review Remand Order (“TRRO”) in the arbitrations as well. Verizon has asked each commission to consolidate arbitrations against a number of CLECs and CMRS carriers, including US LEC. The Company has received a decision in each of TRRO arbitration cases in the proceedings in which it actively participated, has executed one amendment and filed it with the DC commission, filed briefs in two states to have the applicable commission determine the final language of a conforming amendment with Verizon and is awaiting a decision of one commission on a petition for reconsideration filed by Verizon. There can be no assurance that the Company will successfully negotiate, successfully arbitrate or otherwise obtain such additional agreements or amendments for interconnection with the ILECs or renewals of existing interconnection agreements on terms and conditions acceptable to the Company.
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

8. INCOME TAXES
     The reconciliation of the statutory federal income tax rate to the Company’s federal and state overall effective income tax rate is as follows:

	2006	2005	2004
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
State income taxes	—	—	—
Change in valuation allowance	35.28	34.99	35.27
Miscellaneous	(0.28)	0.01	(0.27)

Effective tax rate	0%	0%	0%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$139,361	$134,597
Accrued expenses	739	3,395

Deferred tax assets	140,100	137,992
Less: Valuation Allowance	(117,067)	(108,995)

Total deferred tax assets	23,033	28,997

Deferred tax liabilities:
Net deferred revenues	1,504	1,549
Depreciation and amortization	18,822	24,721
Capitalized salaries and interest	2,707	2,727

Total deferred tax liabilities	23,033	28,997

Net Deferred Taxes	$—	$—

     For the years ended December 31, 2006 and 2005, a valuation allowance has been provided against the net deferred tax assets since management cannot conclude, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The Company has recorded a current deferred tax liability and a non-current deferred tax asset (included in other assets), both in the amount of $1,644.
     At December 31, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $328,018. Such losses begin to expire for federal and state purposes in 2017 and 2012, respectively.
9. EMPLOYEE BENEFIT PLAN
     The Company has a 401(k) savings plan under which employees can contribute up to 15% of their annual salary. For 2006, 2005, and 2004, respectively, the Company made matching contributions to the plan totaling $1,334, $1,264 and $527 based on 50% of the first 6% of an employee’s compensation in 2006 and 2005, and 25% of the first 6% of an employee’s contribution to the plan in 2004.

10. STOCKHOLDERS’ DEFICIENCY
     Common Stock — The holders of US LEC’s common stock are entitled to one vote per share in the election of the members of the Board of Directors.
     Employee Stock Purchase Plan — In May 2000, the Company’s shareholders approved and the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for specified offering periods (initially the period from the effective date to December 31, 2000 and thereafter, the six month periods between January and June and July and December of each respective year) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of US LEC’s common stock. Substantially all employees may elect to participate in the ESPP by authorizing payroll deductions in an amount not exceeding ten percent (10%) of their compensation payable during the offering period, and not more than $25 annually. The purchase price per share will be the lower of 85% of the market value of a share as of the first day of each offering period or 85% of the market value of a share as of the last day of each offering period. The ESPP was amended in May 2005 to increase the number of shares issuable under the ESPP by 1,000. The Company is presently authorized to issue 3,000 shares of common stock under the amended ESPP of which 75 were available for issuance as of December 31, 2006. The Company issued share amounts of 151, 276, 247 and 211 shares at a purchase price of approximately $2.77, $1.45 $1.45 and $2.06 per share, respectively, which represents a 15% discount to the closing price on December 31, 2006, June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
     Stock Option Plan — In January 1998, the Company adopted the US LEC Corp. 1998 Omnibus Stock Plan (the “Plan”). The Plan was amended in May 2005 to increase the number of shares issuable under the Plan by 2,000. Under the amended Plan, 7,000 shares of US LEC’s common stock have been reserved for issuance for stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards of which 1,185 were available for grant at December 31, 2006. Options granted under the Plan are at exercise prices determined by the Board of Directors or its Compensation Committee. For incentive stock options, the option price may not be less than the market value of the common stock on the date of grant (110% of market value for greater than 10% stockholders).
     A summary of the option and warrant activity is as follows:

	Options			Warrants
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Fair Value		Exercise
	Number of	Price Per	at Date	Number of	Price Per
	Shares	Share	of Grant	Warrants	Warrant
Balance at December 31, 2003	4,602	$4.05		3,496	$2.01

Granted at fair market value	509	$4.27	$2.85	—	—
Exercised	(89)	$3.33		(184)	$1.90
Forfeited or cancelled	(274)	$4.01		—	—

Balance at December 31, 2004	4,748	$4.09		3,312	$2.01

Granted at fair market value	522	$2.32	$1.57	—	—
Exercised	(9)	$2.43		—	$—
Forfeited or cancelled	(358)	$4.19		—	—

Balance at December 31, 2005	4,903	$3.90		3,312	$2.01

Granted at fair market value	4,903	$2.20	$0.52	—	—
Exercised	(1,312)	$2.61		(1,046)	$2.02
Forfeited or cancelled	(4,130)	$3.94		—	—

Balance at December 31, 2006	4,364	$2.34		2,266	$2.01

     A summary of the range of exercise prices and weighted average remaining lives for options and warrants outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding
		Number of	Weighted	Weighted	Number of	Weighted
	Range of	Options	Avg. Remaining	Avg. Exercise	Options	Avg. Exercise
	Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Options granted at fair market value:
	$1.74-2.06	86	7.3 years	$1.96	36	$1.98
	2.08 - 2.08	2,918	7.2 years	2.08	1,236	2.08
	2.12 - 2.14	338	8.9 years	2.12	—	—
	2.20 - 2.34	306	8.5 years	2.34	76	2.34
	2.40 - 3.00	461	7.8 years	2.99	16	3.00
	3.01 - 3.98	154	7.9 years	3.27	48	3.37
	4.05 - 27.69	101	6.1 years	6.37	82	6.53

Total options outstanding at December 31, 2006	$1.74-$27.69	4,364	7.5 years	$2.34	1,494	$2.39

	Warrants Outstanding
		Number of	Weighted	Weighted
	Range of	Warrants	Avg. Remaining	Avg. Exercise
	Exercise Price	Outstanding	Contractual Life	Price
Warrants granted at	6.21	26	1.9 years	$6.21
fair market value	2.06	895	2.8 years	2.06

		921	2.8 years	2.18

Warrants granted at less than fair market value	1.90	1,345	2.8 years	1.90

Total warrants outstanding at December 31, 2006	$1.90-$6.21	2,266	2.8 years	$2.01

     In February 2006, the Company announced a voluntary stock option exchange offer for current employees and eligible directors that were holding stock options granted prior to January 1, 2006 (the “2006 Exchange Offer”). The 2006 Exchange Offer expired on March 27, 2006. Options covering a total of 4,321 shares were eligible for exchange in the 2006 Exchange Offer. Immediately following the expiration of the 2006 Exhange Offer, the Company accepted for exchange eligible options tendered to it for 3,721 shares of US LEC common stock and canceled all of these eligible options. New options covering 3,721 shares were granted with an exercise price of $2.08 per share, the average closing price per share of US LEC’s common stock on the NASDAQ National Market for the five consecutive trading days immediately before the date the new options were granted. Stock-based compensation expense year ended December 31, 2006 relating to stock options as calculated using SFAS No. 123R includes the impact of the 2006 Exchange Offer.
     The Company recognizes compensation expense on a straight-line basis over the optionee’s vesting period. Total stock-based compensation expense related to stock options for the year ended December 31, 2006 was $1,895.
     The Company extended the term of a fully vested employee warrant which produced incremental compensation expense for the year ended December 31, 2006 of $52.

     As of December 31, 2006 there was $2,332 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.3 years.
     The total number of options that vested not related to the 2006 Exchange Offer during the year ended December 31, 2006 was 213 with a total fair value of $453. The weighted average grant date fair value of stock options granted not related to the 2006 Exchange Offer during the years ended December 31, 2006 and 2005 were $1.98 and $1.58, respectively. The weighted average grant date fair value of stock options granted related to the 2006 Exchange Offer during the year ended December 31, 2006 pre-modification and post-modification was $1.45 per share and $1.52 per share, respectively.
     The fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
Black-Scholes Option Valuation Assumptions (1)	December 31, 2006	December 31, 2005

Risk-free interest rate (2)	4.28% - 5.21%	3.72% - 4.35%
Expected term (years) (3)	5.00 - 6.25	5.20 - 5.30
Volatility (4)	71.5% - 91.4%	80.0%
Dividend yield (5)	0%	0%

(1)	Forfeitures are estimated and based on historical experience.

(2)	Based on interpolation between Treasury Constant Maturity rates with maturities corresponding to the expected term of our stock options.

(3)	Represents the period of time that options granted are expected to be outstanding using the SAB 107 simplified method.

(4)	Expected stock price volatility is based on historical experience.

(5)	Assumes no dividend yield.
     The Company estimated the fair value of grants under its Employee Stock Purchase Plan (the “ESPP”) for the year ended December 31, 2006 using the Black-Scholes model assuming no dividend yield, volatility of 76.0%, an average risk-free interest rate of 5.11%, and an expected life of 0.5 years. The stock-based compensation expense related to the Company’s ESPP for the year ended December 31, 2006 was $331.
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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following table summarizes the Company’s results of operations as presented in the consolidated statements of operations by quarter for 2006 and 2005.

	Quarter Ended
	March 31,	June 30,	September	December
	2006	2006	30, 2006	31, 2006
Revenue	$102,797	$106,683	$105,420	$109,301
Network Expenses	50,250	53,149	53,818	54,923
Depreciation and Amortization	12,194	12,172	12,303	11,987
Selling, General and Administrative	38,519	39,618	43,177	39,793

Income (Loss) from Operations	1,834	1,744	(3,878)	2,598
Net Interest Expense	(4,545)	(4,867)	(4,800)	(4,753)

Net Loss	(2,711)	(3,123)	(8,678)	(2,155)
Preferred Stock Dividends	4,218	4,281	4,345	4,409
Accretion of Preferred Stock Issuance Cost	162	164	167	169

Net Loss Attributable to Common Stockholders	$(7,091)	$(7,568)	$(13,190)	$(6,733)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.23)	$(0.25)	$(0.42)	$(0.21)

Weighted Average Share Outstanding:
Basic and Diluted	30,751	30,792	31,343	32,442

	Quarter Ended
	March 31,	June 30,	September	December
	2005	2005	30, 2005	31, 2005
Revenue	$93,516	$95,343	$98,824	$100,055
Network Expenses	45,784	46,597	47,680	46,863
Depreciation and Amortization	12,931	12,638	12,684	12,415
Selling, General and Administrative	35,868	36,590	37,560	38,884
Charge Related to Carrier Access Disputes (1)	—	—	—	23,292

Income (Loss) from Operations	(1,067)	(482)	900	(21,399)
Other Income	—	—	202	—
Net Interest Expense	(3,712)	(4,279)	(4,228)	(4,583)

Net Loss	(4,779)	(4,761)	(3,126)	(25,982)
Preferred Stock Dividends	3,974	4,033	4,094	4,155
Accretion of Preferred Stock Issuance Cost	152	155	157	159

Net Loss Attributable to Common Stockholders	$(8,905)	$(8,949)	$(7,377)	$(30,296)

Net Loss Attributable to Common Stockholders per Share:
Basic and Diluted	$(0.29)	$(0.30)	$(0.24)	$(0.99)

Weighted Average Share Outstanding:
Basic and Diluted	30,255	30,295	30,504	30,507

(1)	The quarter ended December 31, 2005 Loss from Operations includes the impact of carrier access disputes settlements as discussed in Note 7.

(2)	The quarters ended September 30, 2006 and December 31, 2006 include merger related expenses of approximately $5,070 and $2,106, respectively.
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
ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Directors and Executive Officers of the Registrant
     Richard T. Aab, age 57, co-founded US LEC in June 1996 and has served as its Chairman of the Board of Directors since that time. He served as Chief Executive Officer from June 1996 until July 1999. In 1982, Mr. Aab co-founded ACC Corp., an international telecommunications company in Rochester, New York. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the Board of Trustees of the University of Rochester, the University of Rochester Medical Center, Rochester Institute of Technology and several private corporate entities. Mr. Aab holds a B.S. degree in Economics from Clarkson University. Pursuant to the Merger Agreement, Mr. Aab resigned as a director and as Chairman of US LEC on February 28, the effective date of the merger.
     Tansukh V. Ganatra, age 63, co-founded US LEC in June 1996 and has served as a director of US LEC since that time. Mr. Ganatra became the interim Chief Executive Officer of US LEC on November 27, 2006 and also serves as a consultant to US LEC. He served as Chief Executive Officer and Vice Chairman of the Board of Directors of US LEC from July 1999 until his retirement in December 2001. Mr. Ganatra also served as President and Chief Operating Officer of US LEC from June 1996 until July 1999. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., an international telecommunications company in Rochester, New York, including service as its President and Chief Operating Officer. Before joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company, culminating with the position of Director of Network Engineering. Pursuant to the Merger Agreement, Mr. Ganatra resigned as a director and as interim Chief Executive Officer of US LEC on February 28, 2007, the effective date of the merger.
     Michael C. Mac Donald, age 53, has served as a director of US LEC since April 2003. Since joining Xerox Corporation in 1977, Mr. Mac Donald has held various sales and marketing positions with that company. Since October 2004, he has served as president of Global Accounts and Marketing Operations for Xerox, which is responsible for directing that company’s largest global accounts, improving the customer experience, corporate marketing, Xerox.com, advertising, worldwide public relations and marketing communications. Mr. Mac Donald is a director of Medifast, Inc. which is engaged in the production, distribution, and sale of weight loss products. He also serves on the boards of directors of the Rochester Institute of Technology, the U.S. Chamber of Commerce and the Jimmy V Foundation, and on

the board of overseers of Rutgers University. In addition, Mr. Mac Donald is a member of the CMO Council North American Advisory Board. Pursuant to the Merger Agreement, Mr. Mac Donald was removed as a director of US LEC on February 28, 2007, the effective date of the Mergers.
     Aaron D. Cowell, Jr., age 45, was elected to the Board of Directors and appointed President and Chief Executive Officer of US LEC in 2002. Prior to that, Mr. Cowell had served as President and Chief Operating Officer since 2000. Mr. Cowell joined US LEC in August 1998 as Executive Vice President and General Counsel. During 1998 and 1999, his responsibilities were expanded to include sales, engineering, marketing, customer care services and field sales support. He has held positions on the Board of Directors of industry organizations CompTel and Association for Local Telecommunication Services (“ALTS”) through which he has helped promote an environment that is more conducive to fair competition in the telecommunications industry. Mr. Cowell is a graduate of Duke University and Harvard Law School. Mr. Cowell resigned as a director and as President and Chief Executive Officer on November 27, 2006 and his employment with US LEC terminated effective December 4, 2006.
     David M. Flaum, age 54, has served as a director of US LEC since 1998. He has served as President of Flaum Management Company, Inc. (“Flaum Management”), a real estate development firm based in Rochester, New York, since 1985, and President of The Hague Corporation, a commercial real estate management firm, since 1998. Flaum Management is active in the development of retail centers and office buildings in the eastern United States. Pursuant to the Merger Agreement, Mr. Flaum was removed as a director of US LEC on February 28, 2007, the effective date of the Mergers.
     Steven L. Schoonover, age 61, has served as a director of US LEC since 1998. He is President and Chief Executive Officer of CellXion, L.L.C., which specializes in site development, shelter and tower construction and radio equipment integration for the wireless telecommunications industry. From 1990 until its sale in November 1997 to Telephone Data Systems, Inc., Mr. Schoonover served as President of Blue Ridge Cellular, Inc., a full-service cellular telephone company. From 1983 to 1996, he served in various positions, including President and Chief Executive Officer, with Fibrebond Corporation, a firm involved in construction, installation and management of cellular telephone and personal communications systems. Pursuant to the Merger Agreement, Mr. Schoonover was removed as a director of US LEC on February 28, 2007, the effective date of the Mergers.
     Anthony J. DiNovi, age 44, has served as director since 2000. He is a Co-President of Thomas H. Lee Partners, L.P., a private investment company, where he has been employed since 2000. Mr. DiNovi currently serves as a director of American Media, Inc., Dunkin’ Brands, Inc., Michael Foods Inc., Nortek, Inc., Vertis, Inc. and several privately held companies. Pursuant to the Merger Agreement, Mr. DiNovi resigned as a director of US LEC on February 28, 2007, the effective date of the Mergers.
     Michael A. Krupka, age 41, has served as a director since 2000. He joined Bain Capital, Inc, a private investment company, in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital, he spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, Mr. Krupka has served in several senior operating roles at Bain Capital’s portfolio companies. He currently serves as a director of Integrated Circuit Systems, Inc., and a number of private companies. Pursuant to the Merger Agreement, Mr. Kupka resigned as a director of US LEC on February 28, 2007, the effective date of the Mergers.
     J. Lyle Patrick, age 54, served as Executive Vice President and Chief Financial Officer of US LEC during 2006 and has held that position since June 2005. He is primarily responsible for all finance and investor relations activities of US LEC. Mr. Patrick has over 18 years of industry experience and from May 2004 to March 2005 held the position of Chief Financial Officer at, and from March 2005 through June 2005 acted as a consultant for, MetroPCS, a Dallas-based wireless provider offering services in several major metropolitan areas throughout the United States. Mr. Patrick also served as the Chief Financial Officer of Completel, a provider of voice and data services in Europe, from October 2001 through May 2002 and the Chief Financial Officer of McLeodUSA, an integrated communications services provider, from September 1997 through July 2001. Mr. Patrick resigned effective March 19, 2007.

          Audit Committee Information
          US LEC’s Board of Directors had a standing audit committee during 2006. The members were Messrs. Flaum, DiNovi, Krupka and Schoonover. The audit committee does not have a member that is designated as an audit committee financial expert. Because of the qualifications of the members of the audit committee as a whole, the Board of Directors has not actively sought an individual director candidate who would meet the requirements of an audit committee financial expert.
          Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of the Class A Common Stock to file initial reports of ownership and reports of changes in their ownership of the Class A Common Stock with the SEC. To the Company’s knowledge, based solely upon a review of the reports filed with the SEC, all Section 16(a) filing requirements were complied with on a timely basis in 2006 except that a late Form 4 Report was filed by Mr. Cowell with respect to an option grant he received in March 2006 and Messrs. Flaum, Schoonover and MacDonald each inadvertently failed to file a Form 4 Report with respect to option grants they received in May 2006.
          Code of Ethics
          US LEC has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. During 2006 and until February 28, 2007, the effective date of the Mergers, a copy of the Code of Ethics was available on US LEC’s website at www.uslec.com under the tab “Investors” and then under the heading “Corporate Governance.” No amendments to, or waivers of, the Code of Ethics were made or occurred in 2006.
ITEM 11. EXECUTIVE COMPENSATION
          Compensation Disclosure and Analysis
     The policy of US LEC’s Board of Directors (the “Board”) with respect to executive compensation is to:
•	link executive compensation to US LEC’s business strategy and performance to attract, retain and reward key executive officers;

•	provide performance incentives and equity-based compensation to align the long-term interests of executive officers with those of US LEC’s stockholders; and

•	offer salaries and incentive performance pay opportunities that are competitive in the marketplace.
          US LEC’s executive compensation program is comprised of two components: annual cash compensation, paid in the form of annual salary and performance-based bonuses, and long-term compensation, paid by the grant of options to purchase US LEC’s common stock. This program is designed to place more emphasis on performance-based compensation. The Board reviews and adjusts base salaries of executive officers and establishes performance criteria for their cash bonuses for a particular fiscal year in the first quarter of that year. Equity awards, on the other hand, are not made until after the end of the fiscal year. In February 2006, US LEC’s Compensation Committee submitted recommendations and proposals for Messrs. Cowell’s and Patrick’s 2006 cash compensation, including recommended base salaries and target levels and payout levels for annual cash bonuses. The Board considered these recommendations before determining compensation for 2006.
          Annual Cash Compensation
          Annual cash compensation for US LEC’s executive officers consists of a base salary and the potential for an annual performance-based cash bonus. The annual cash compensation paid by US LEC to its executive officers during 2006 was targeted to be competitive principally in relation to other competitive local exchange companies (“CLECs”) of comparable size in terms of revenue. However, the Board has not adopted any specific benchmarks for compensation of US LEC’s executives in comparison to other companies. Mr Aab, one of US LEC’s founders and the Chariman of the Board, does not participate in US LEC’s performance-based cash compensation programs or in its long-term equity compensation programs. Mr. Ganatra’s cash compensation for 2006 consisted of his consulting fees as a director, a portion of which was paid to him while he served as Interim Chief Executive Officer for 35 days in 2006. Mr. Ganatra, who is also one of US LEC’s founders, elected not to participate in any performance-based cash bonus program for 2006 and he does not participate in US LEC’s long-term equity compensation programs.
          Annual Salary
          The annual base salaries of US LEC’s executive officers and adjustments to executive officers’ base salaries are generally based upon a subjective evaluation of the executive’s performance by the Board, executive compensation of comparable CLECs and the recommendations submitted to the Board by the Compensation Committee. The Board’s evaluation is based upon non-quantitative factors such as the current responsibilities of each executive officer, the compensation of similarly situated executive officers of comparable CLECs, cost of living increases, the performance of each executive officer during the prior calendar year (including subjective and objective evaluations of the performance of business functions under the particular officer’s supervision) and any adjustments made to the base salary of an executive officer during the prior calendar year. In February 2006, the annual base salaries of the executive officers for 2006 were established based on these factors. At that time, the Board increased Mr. Patrick’s base salary from $300,000 to $304,500, increased Mr. Cowell’s salary from $350,000 to $362,558 and approved Mr. Aab’s base salary of $176,000.
          Performance-Based Cash Bonuses
          Based on the recommendations of the Compensation Committee, in the first quarter of 2006, the Board established objective, performance-based goals and bonus award amounts for Messrs. Cowell and Patrick for the performance period beginning January 1, 2006 and ending December 31, 2006, with annual cash bonuses to be paid as soon as administratively practicable following the Board’s determination of the extent to which the specified performance goals were achieved. For Mr. Patrick, the Board established performance goals under which a cash bonus ranging from 40% to 100% of a percentage of Mr. Patrick’s annual base salary would be paid based upon US LEC’s achievement of specified amounts of adjusted EBITDA for 2006. Separate performance goals for Mr. Cowell were established under which he would be eligible to receive a cash bonus ranging from 29% to 171% of his annual base salary based upon US LEC’s achievement of specified amounts of adjusted EBITDA for 2006 (adjusted EBITDA as defined by the Company consists of earnings (loss) before interest income and expense, income taxes, depreciation and amortization, stock based compensation expense, integration costs related to the merger and loss from operations related to investment in ETV). Mr. Cowell’s annual bonus was subject to further adjustment at the discretion of the Board depending on his success in achieving certain organizational objectives and upon the amount of US LEC’s cash at the end of the year. The Compensation Committee recommended, and the Board approved, the selection of adjusted EBITDA as the principal performance goal because the Board believes it is an extremely important measure of US LEC’s liquidity and is used by investors and analysts to evaluate US LEC and other companies in its industry.
          Mr. Cowell’s performance-based bonus for 2006 was $238,000 and Mr. Patrick’s was $129,412. On December 13, the Board authorized the payment of these bonuses on or before December 31, 2006. Performance bonuses are ordinarily paid after the end of the year when final adjusted EBITDA amounts are determined. In order to mitigate the effect of Section 409A of the Internal Revenue Code, Messrs. Cowell and Patrick requested and the Board authorized the early payment of their 2006 bonuses. The payment to Mr. Cowell was subject to his agreement that if the final determination of US LEC’s adjusted EBITDA resulted in a lower bonus amount, the difference would be deducted from the first cash severance payment to be made to him. See “Executive Compensation—US LEC Retention and Severance Agreements,” below. The payment to Mr. Patrick was subject to upward adjustment (with a corresponding additional payment to Mr. Patrick) or downward adjustment (with a corresponding repayment by Mr. Patrick) if US LEC’s Board finally determined that his actual 2006 bonus would have differed from the amount paid to him in December 2006. After the close of the fiscal year, the Board determined that the performance bonuses paid to Messrs. Cowell and Patrick were correct.

          Long-term Equity Compensation
          The Board believes that equity-based compensation is the most effective means of aligning the long-term interests of US LEC’s executive officers with those of its stockholders. The Board also believes it is an important incentive in attracting and retaining qualified personnel and encouraging equity ownership by key officers and employees providing service to US LEC and its subsidiaries upon whose efforts US LEC’s success and future growth depends. US LEC’s long-term compensation program is based upon awards of options to purchase US LEC’s common stock under US LEC’s 1998 Omnibus Stock Plan, as amended (the “Stock Plan”). Awards of stock options are based upon a subjective evaluation of the executive’s performance by the Board and recommendations submitted to the Board by the Compensation Committee. The Board’s evaluation considers a number of non-quantitative factors, including the responsibilities of the individual officer for and contribution to US LEC’s operating results, and their expected future contributions, as well as prior awards to the particular officer or key employee. In February 2006, for his performance in 2005, the Board awarded an option to purchase 190,000 shares of US LEC common stock to Mr. Cowell to be granted on the expiration date of US LEC’s 2006 option exchange offer. The option was granted on March 27, 2006, with an exercise price of $2.08 per share, the same price at which new options were granted to all participants in the 2006 option exchange offer. At the time of the grant, the option vested in four equal annual installments. In making this award, the Compensation Committee and the Board, meeting in executive session without Mr. Cowell, considered the following key factors that contributed to US LEC’s growth and overall financial performance in 2005: a 17.5% increase in business class customers; a 16.5% increase in end-customer revenue; and a 14% increase in adjusted EBITDA. The Board determined not to grant any stock options to Mr. Patrick for his 2005 performance because he had been awarded an option to purchase 300,000 shares of US LEC’s common stock upon joining the Company in June 2005.
          Federal Income Tax Considerations
          Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limitation on the deductibility of annual compensation in excess of $1 million that is not performance-based. During 2006, no executive officer of US LEC received compensation in excess of this limit and, at the time the compensation was determined, the Board did not expect that executive officers would receive compensation in excess of this limit in 2007. Accordingly, no formal policy with respect to the tax deductibility of executive compensation has been adopted by US LEC.
Unavailability of Compensation Committee Report
          Pursuant to the Merger Agreement, all the members of US LEC’s Board resigned or were removed on February 28, 2007, the effective date of the merger, and the Board was reconstituted with three new members, all of whom are executive officers of PAETEC Holding. These executive officers did not participate in any of the deliberations or decisions of US LEC’s Board with respect to the compensation of US LEC’s executive officers for 2006. In addition, the new three-member Board of US LEC does not have a compensation committee. Accordingly, no compensation committee report is available regarding the Compensation Disclosure and Analysis included in this Annual Report on
Form 10-K.
          A. Summary Compensation Table
          The following table shows the compensation paid by US LEC for 2006 to the two individuals who served as Chief Executive Officer of US LEC during 2006, and to US LEC’s two other executive officers (collectively, the “named executive officers”).

						Non-Equity	All Other
				Option		Incentive Plan	Compensation
Name and Principal Position (1)	Year	Salary ($)		Awards($)		Compensation($)	($)		Total ($)
Richard T. Aab	2006	176,000		—		—	3,195	(2)	179,195
Chairman of the Board
Aaron D. Cowell, Jr.	2006	362,558		134,098	(3)	238,000 (5)	182,889	(6)	1,218,771
Former Chief Executive Officer				301,226	(4)
Tansukh V. Ganatra	2006	50,000	(7)	—		—	42	(8)	50,042

				Non-Equity		All Other
			Option	Incentive Plan		Compensation
Name and Principal Position (1)	Year	Salary ($)	Awards($)	Compensation($)		($)		Total ($)
Interim Chief Executive Officer
J. Lyle Patrick	2006	304,500	118,763 (9)	129,412	(10)	156,288	(11)	708,963
Executive Vice President — Finance and Chief Financial Officer

(1)	Position shown is that held with US LEC. Mr. Cowell’s employment with US LEC was terminated effective December 4, 2006. Mr. Ganatra was appointed as US LEC’s interim Chief Executive Officer effective November 27, 2006.

(2)	This amount consists of the following: 401(k) plan company matching contribution, $3,046; and group term life insurance premiums, $149.

(3)	Represents the dollar amount recognized for financial statement reporting purposes in 2006, computed in accordance with SFAS 123R, with respect to an option to purchase an aggregate of 560,000 shares of US LEC common stock which was granted to Mr. Cowell pursuant to the US LEC option exchange offer in consideration for the cancellation of previously granted options to purchase an aggregate of 560,000 shares.

(4)	Represents the dollar amount recognized for financial statement reporting purposes with respect to 2006, computed in accordance with SFAS 123R.

(5)	Represents bonus for 2006 earned pursuant to pre-established performance goals; the bonus amount shown was authorized to be paid on or before December 31, 2006. If US LEC’s board of directors finally determines that Mr. Cowell’s actual 2006 bonus would have been less than the amount paid during 2006, the amount by which the bonus paid during 2006 exceeds Mr. Cowell’s actual 2006 bonus will be deducted from the first cash severance payment to be made to Mr. Cowell.

(6)	This amount consists of the following: retention bonus paid in connection with the completion of the PAETEC Merger, $175,000; 401(k) plan company matching contribution, $7,500; and group term life insurance premiums, $389. The incremental cost of perquisites is less than the $10,000 minimum required for disclosure.

(7)	Represents $46,154 paid as fees pursuant to Mr. Ganatra’s consulting agreement and $3,846 paid as salary following Mr. Ganatra’s appointment as interim Chief Executive Officer. See “Item 13—Certain Relationships and Related Transactions—Ganatra Consulting Agreement” for further information regarding Mr. Ganatra’s compensation for 2006.

(8)	This amount consists of group term life insurance premiums. The incremental cost of perquisites is less than the $10,000 minimum required for disclosure.

(9)	Represents the dollar amount recognized for financial statement reporting purposes with respect to 2006, computed in accordance with SFAS 123R, other than the exclusion of any estimates of forfeitures relating to service-based vesting.

(10)	Represents bonus for 2006 earned pursuant to pre-established performance goals; the bonus amount shown was authorized to be paid on or before December 31, 2006, subject to upward adjustment (with a corresponding additional payment to Mr. Patrick) or downward adjustment (with a corresponding repayment by Mr. Patrick) if US LEC’s board of directors finally determines that Mr. Patrick’s actual 2006 bonus would have differed from the amount paid during 2006.

(11)	This amount consists of the following: retention bonus paid in connection with the completion of the PAETEC Merger, $152,250; 401(k) plan company matching contribution, $3,782; and group term life insurance premiums, $256. The incremental cost of perquisites is less than the $10,000 minimum required for disclosure.
     B. Grants of Plan-Based Awards
          The following table presents information with respect to the grants of plan-based awards by US LEC to the named executive officers during 2006:

All Other Option
				Awards: Number	Exercise or	Closing Price
				of	Base	of	Grant Date Fair
			Date of	Securities	Price of	Shares on	Value of
			Board	Underlying	Option	Date	Option Awards
Name	Grant Date		Approval	Options (#)	Awards ($/Sh)	of Grant ($)	($)
Aaron D. Cowell, Jr.	3/27/06	(1)		560,000	2.08	2.32	34,598
	3/27/06	(2)	2/15/06	190,000	2.08	2.32	301,226

(1)	Option granted pursuant to the US LEC option exchange offer in consideration for the cancellation of previously granted options to purchase an aggregate of 560,000 shares. The Grant Date Fair Value of such award represents the incremental fair value of such option, computed in accordance with SFAS 123R other than the exclusion of any estimate of forfeitures relating to service-based vesting. In connection with the termination of Mr. Cowell’s employment with US LEC, all such stock options became fully vested and exercisable in accordance with the terms of Mr. Cowell’s Letter Agreement. For additional information about such vesting, see “US LEC Retention and Severance Agreements.” For a discussion of the assumptions used in the valuation, see note 10 to US LEC’s audited consolidated financial statements as of and for the year ended December 31, 2006. For further information about the US LEC option exchange offer, see “Item 13—Certain Relationships and Related Transactions—Option Exchange Offer.”

(2)	Represents stock options granted pursuant to the US LEC 1998 Omnibus Stock Plan, as amended. For his performance in 2005, on February 15, 2006, US LEC’s board of directors authorized the grant of an option to purchase 190,000 shares to be made to Mr. Cowell on March 27, 2006, with an exercise price calculated as the average closing price of a share of US LEC common stock on the five consecutive trading days immediately preceding March 27, 2006, the same method used to determine the exercise price of options granted pursuant to the US LEC option exchange offer. In connection with the termination of Mr. Cowell’s employment with US LEC, all such stock options became fully vested and exercisable in accordance with the terms of Mr. Cowell’s Letter Agreement, as described below under “US LEC Retention and Severance Agreements.”
          C. Outstanding Equity Awards at Fiscal Year-End
          The following table sets forth information concerning unexercised options held at the end of 2006 by the named executive officers:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Aaron D. Cowell, Jr.	700,000 (1)	—	2.08	12/31/07

J. Lyle Patrick	75,000	225,000 (2)	2.34	6/17/15

	Option Awards
	Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	On Exercise ($)
Aaron D. Cowell, Jr.	50,000	336,000

(1)	Mr. Cowell’s stock options became fully vested in connection with the termination of his employment with US LEC in December 2006.

(2)	For a description of the vesting of unvested stock options held by Mr. Patrick, see “US LEC Retention and Severance Agreements.”
          D. Option Exercises and Stock Vested
          The following table sets forth information with respect to stock options exercised by the named executive officers during 2006:

Option Awards
Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	On Exercise ($)
Richard T. Aab	—	—
Aaron D. Cowell, Jr.	50,000	336,000
Tansukh V. Ganatra	—	—
J. Lyle Patrick	—	—
          E. US LEC Retention and Severance Agreements
          Pursuant to the terms of letter agreements entered into with each of Messrs. Cowell and Patrick on August 11, 2006, as amended on November 30, 2006 and December 21, 2006 (the terms of these three letters applicable to a change of control of US LEC are referred to as the ‘Plan”), US LEC agreed to provide retention bonuses, severance pay and other benefits to these officers in connection with a change of control of US LEC which occurred on February 28, 2007, the effective date of the merger.
          In connection with the termination of his employment and service as US LEC’s Chief Executive Officer and a director, Mr. Cowell became entitled to receive his retention bonus and severance payments, and options relating to 495,000 shares of US LEC common stock became fully vested. Mr. Cowell’s retention bonus of $175,000 (50% of his 2006 base salary) and his estimated 2006 performance bonus of $238,000 were paid in December 2006. At the time of payment of the retention bonus, Mr. Cowell agreed to repay it if the merger did not occur. If the actual amount of Mr. Cowell’s performance bonus as finally determined by US LEC’s Board would have been less than the estimated amount paid in December 2006, the difference would be deducted from the first cash severance payment to be made to Mr. Cowell. US LEC’s Board determined in February 2007 that the performance bonus paid to Mr. Cowell in December was the correct amount. Mr. Cowell’s cash severance payment will be equal to two times the sum of his 2006 base salary and his 2005 bonus. The total severance amount is estimated at approximately $1,260,000, and will be payable over the two-year period following termination. US LEC will begin paying Mr. Cowell’s severance payments in June 2007.
          Mr. Patrick’s retention bonus of $152,250 (50% of his 2006 base salary) and his estimated 2006 performance bonus of $129,412 were paid in December 2006. At the time of payment of the retention bonus, Mr. Patrick agreed to repay it if the Mergers did not occur. The estimated performance bonus paid in December 2006 was subject to upward adjustment (with a corresponding additional payment to Mr. Patrick) or downward adjustment (with a corresponding repayment by Mr. Patrick) if US LEC’s Board finally determined that his actual 2006 bonus would have differed from the 2006 estimated bonus paid in December. US LEC’s Board determined in February 2007 that Mr. Patrick’s actual bonus amount for 2006 equaled the amount paid to him in December 2006. If Mr. Patrick’s employment is terminated within 18 months following the merger, either by US LEC without cause or because of a constructive termination or if, at the time of the merger, Mr. Patrick is not offered a comparable position (as defined in the Plan), he will become entitled to receive his cash severance payment equal to 1.5 times the sum of his 2006 base salary and his target bonus for 2006. The total severance amount is estimated at approximately $682,000, and will be payable over the 18-month year period following termination.

          The Plan provides that if Mr. Patrick’s employment is terminated either by US LEC without cause (as defined in the Plan) or because of a constructive termination (as defined in the Plan) within 18 months following the merger, the options granted to him under the Stock Plan that are not vested on the date of termination will immediately vest, and he will be able to exercise options that became vested until the later of (1) the expiration of the original exercise period following his termination of employment, or (2) the earlier of 18 months following the merger or the latest date to which exercise of the options can be extended without becoming subject to Section 409A of the Internal Revenue Code, provided that in no event may his stock options be exercised after their scheduled expiration date. In addition, if Mr. Patrick remains employed by US LEC or any of its affiliates on the date that is 18 months following the merger, all options held by him which were granted under the Stock Plan will immediately vest as of that date. If during the one-year period after termination of his employment he is found to have violated specified restrictive covenants contained in the Plan, all stock options that became vested pursuant to the Plan will be forfeited and canceled immediately.
          Severance benefits for Messrs. Cowell and Patrick also include 12 months’ continuation of group health and dental benefits at current contribution rates and out placement services for up to 12 months following termination. If Messrs. Cowell or Patrick commence employment with a subsequent employer who is not a competitor of US LEC, the continuation of group health and dental benefits will be secondary to the group health and dental benefits provided by the subsequent employer. If during the payment of severance payments and benefits Messrs. Cowell or Patrick is found to have violated specified restrictive covenants contained in the Plan, he will immediately forfeit the right to any future severance payments or benefits.
          The Plan contains confidentiality and post-termination non-competition, non-solicitation, non-disparagement and cooperation covenants. Mr. Cowell’s post-termination restrictive covenants will be in effect for two years following termination of employment, and Mr. Patrick’s post termination restrictive covenants will be in effect for 18 months following termination of employment. In the event of a breach of any of these covenants, US LEC is entitled to injunctive relief and other customary remedies in addition to the forfeiture provisions described above.
          The Plan provides that, to the extent required in order to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code, amounts and benefits to be provided upon a “separation from service” within the meaning of Section 409A of the Internal Revenue Code will be paid on the first business day after the date that is six months following the participant’s separation from service.
          The following table sets forth information with respect to vested and unvested US LEC stock options held by Messrs. Cowell and Patrick as of February 6, 2007. The intrinsic value of each of these stock options, which is calculated as the excess of the fair market value of the shares subject to the stock option over the aggregate exercise price of the stock option, is based on the closing price per share of US LEC common stock on February 2, 2007, which was $9.80. All of Mr. Cowell’s unvested options (495,000) became vested in connection with his termination of employment.

	Number of		Number of		Aggregate Intrinsic
	Shares Subject		Shares Subject		Value of Vested and
	to Vested	Exercise Price	to Unvested	Exercise Price	Unvested Options
Name of Executive Officer	Options	($/share)	Options	($/share)	($)
Aaron D. Cowell, Jr.	700,000	2.08	—	—	5,404,000

J. Lyle Patrick	75,000	2.34	225,000	2.34	2,238,000
          F. Director Compensation
          US LEC pays outside, non-employee directors an annual retainer of $20,000, with the Chair of the audit committee receiving an additional $10,000 annual retainer and the Chair of the compensation committee receiving an additional $5,000 annual retainer. Retainers are paid upon the directors’ election to US LEC’s board of directors. Outside, non-employee directors also are paid $1,000 each for participating in a board meeting and $500 each for participating in a committee meeting. US LEC also annually grants options for 5,000 shares of US LEC’s common stock to Messrs. Flaum, Schoonover and Mac Donald, US LEC’s outside, non-employee Class A Directors. The options are granted upon election to the US LEC board of directors, are fully vested upon grant, have an exercise price equal to the fair market value of the stock on the date of grant, and expire ten years after the date of the grant. US LEC also reimburses each of its non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any committees thereof.
          Messrs. Flaum and Schoonover were the only outside, non-employee directors of US LEC holding US LEC stock options who did not continue as directors of US LEC or PAETEC Holding following the merger. These individuals are referred to as “non-continuing US LEC directors.” On August 11, 2006, US LEC’s Board, which for this purpose included all members of the compensation committee of the Board, adopted a resolution which provides that each US LEC stock option held by a non-continuing US LEC director would become fully vested and exercisable immediately before the merger and remain exercisable until (1) the date on which the option would have expired following termination of service or, if later, (2) 18 months after the effective time of the merger, but no longer than the maximum period permitted under Section 409A of the Internal Revenue Code.
          The following table sets forth information with respect to vested and unvested US LEC stock options, as of January 31, 2007, held by the non-continuing US LEC directors. The intrinsic value of each of these US LEC stock options, which is calculated as the excess of the fair market value of the shares subject to the stock option over the aggregate exercise price of the stock option, is based on the closing price per share of US LEC common stock on February 2, 2007, which was $9.80. All of the unvested options vested upon the completion of the merger on February 28, 2007.

	Number of	Weighted	Number of	Weighted	Aggregate Intrinsic
	Shares Subject	Average	Shares Subject	Average	Value of Vested and
	to Vested	Exercise Price	to Unvested	Exercise Price	Unvested Options
Name of Director	Options	($/share)	Options	($/share)	($)
David M. Flaum	35,000	2.21	30,000	2.08	497,200

Steven L. Schoonover	85,000	2.13	80,000	2.08	1,269,200

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management of US LEC
     The following table sets forth information regarding the beneficial ownership of US LEC common stock and preferred stock as of January 31, 2007 by:
•	each of US LEC’s directors;

•	US LEC’s President and Chief Executive Officer and its other executive officers serving during the year ended December 31, 2006;

•	all directors and executive officers of US LEC as a group; and

•	each person known to US LEC to own beneficially more than 5% of the US LEC common stock or US LEC preferred stock.
     The following information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, beneficial ownership of a class of capital stock as of any date includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power as of such date and also any shares as to which a person has the right to acquire such voting or investment power as of or within 60 days after such date through the exercise of any stock option, warrant or other right, or through the conversion of preferred stock, without regard to whether such right expires before the end of such 60-day period or continues thereafter. If two or more persons share voting power or investment power with respect to specific securities, all of such persons may be deemed to be the beneficial owners of such securities. Information with respect to persons other than the holders listed in the tables below that share beneficial ownership with respect to the securities shown is set forth following the table.
          As of January 31, 2007, 33,479,374 shares of US LEC common stock were outstanding and 298,960.034 shares of US LEC preferred stock were outstanding. The following table and related notes do not include the additional shares of US LEC common stock or US LEC preferred stock that may be issuable after January 31, 2007 as a result of dividends that accrue on the US LEC preferred stock after that date.

	Common Stock		Preferred Stock
	Number of	% of	Number of	% of
Name of Beneficial Owner	Shares	Class (1)	Shares	Class (1)	% of Voting Power (1)
Executive Officers and Directors:

Richard T. Aab (2)	10,425,429	30.4	—	—	23.2

Tansukh V. Ganatra (3)	3,182,763	9.5	—	—	7.2

David M. Flaum (4)	240,000	*	—	—	*

Steven L. Schoonover (5)	140,000	*	—	—	*

Aaron D. Cowell, Jr. (6)	763,086	2.2	—	—	*

J. Lyle Patrick (7)	100,299	*	—	—	*

Michael C. Mac Donald (8)	20,000	*	—	—	*

Michael A. Krupka (9)	5,355,813	13.8	149,480	50.0	12.1

Anthony J. DiNovi (10)	5,074,632	13.2	141,632	47.4	11.5

All executive officers and directors as a group (9 persons)	25,302,022	55.3	291,112	97.4	55.3

Other 5% Stockholders:

Bain Capital CLEC Investors, L.L.C. (11)	5,355,813	13.8	149,480	50.0	12.1

Thomas H. Lee Investors (12)	5,355,813	13.8	149,480	50.0	12.1

*	Represents beneficial ownership of less than 1%.

(1)	The percentage of beneficial ownership of the class and of the total common voting power as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. For purposes of determining beneficial ownership of the US LEC common stock, each share of US LEC preferred stock is deemed to be convertible into approximately 36 shares of US LEC common stock as of January 31, 2007.

(2)	The shares of US LEC common stock shown as beneficially owned by Mr. Aab include 4,309,500 shares of US LEC common stock held by Melrich Associates, L. P., for which Mr. Aab and his wife are the sole general partners and share voting and dispositive power, and 789,473 shares issuable upon the exercise of warrants that are exercisable as of or within 60 days after January 31, 2007. Mr. Aab’s address is c/o US LEC Corp., 6801 Morrison Boulevard, Charlotte, North Carolina 28211.

(3)	The shares of US LEC common stock shown as beneficially owned by Mr. Ganatra include 235,000 shares of US LEC common stock jointly owned with his wife, 105,263 shares issuable upon the exercise of warrants that are exercisable as of or within 60 days after January 31, 2007 and 2,842,500 shares as to which Mr. Ganatra has exclusive voting and dispositive power through a stock control agreement with his son. Mr. Ganatra’s address is c/o US LEC Corp., 6801 Morrison Boulevard, Charlotte, North Carolina 28211.

(4)	The shares of US LEC common stock shown as beneficially owned by Mr. Flaum include 50,000 shares of US LEC common stock issuable upon the exercise of options that are exercisable as of or within 60 days after January 31, 2007.

(5)	The shares of US LEC common stock shown as beneficially owned by Mr. Schoonover include 15,000 shares of US LEC common stock held by Schoonover Investments Limited Partnership, a limited partnership controlled by Mr. Schoonover, and include 125,000 shares of US LEC common stock issuable upon the exercise of options that are exercisable as of or within 60 days after January 31, 2007.

(6)	The shares of US LEC common stock shown as beneficially owned by Mr. Cowell include 700,000 shares of US LEC common stock issuable upon the exercise of options that are exercisable as of or within 60 days after January 31, 2007.

(7)	The shares of US LEC common stock shown as beneficially owned by Mr. Patrick include 75,000 shares of US LEC common stock issuable upon the exercise of options that are exercisable as of or within 60 days after January 31, 2007.

(8)	The shares of US LEC common stock shown as beneficially owned by Mr. Mac Donald include 20,000 shares of US LEC common stock issuable upon the exercise of options that are exercisable as of or within 60 days after January 31, 2007.

(9)	The shares of US LEC common stock shown as beneficially owned by Mr. Krupka are issuable upon conversion of the shares of US LEC preferred stock shown as owned by Mr. Krupka at a conversion price per share of US LEC common stock of approximately $28.00. Mr. Krupka is a member of Bain Capital Investors, LLC, which we refer to as “Bain Investors.” Bain Investors is the sole general partner of Bain Capital Partners VI, L.P., which is the sole general partner of Bain Capital Fund VI, L.P. or “Bain Fund VI.” Bain Fund VI is the Administrative Member of Bain Capital CLEC Investors, L.L.C., or “CLEC Investors.” By virtue of this relationship, Mr. Krupka may be deemed to share voting and dispositive power with respect to the 149,480 shares of preferred stock held by CLEC Investors. Mr. Krupka disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Krupka’s address is Bain Capital, Inc., 111 Huntington Avenue, Boston, Massachusetts 02199.

(10)	The shares of US LEC common stock shown as beneficially owned by Mr. DiNovi are issuable upon conversion of the shares of US LEC preferred stock shown as owned by Mr. DiNovi at a conversion price per share of US LEC common stock of approximately $28.00. The 141,632 shares of preferred stock include (a) 366 shares held by Mr. DiNovi for his own account, (b) 124,865 shares held by Thomas H. Lee Equity Fund IV, L.P., or “THL Equity Fund,” (c) 4,274 shares held by Thomas H. Lee Foreign Fund IV, L.P., or “THL Foreign Fund,” and (d) 12,127 shares held by Thomas H. Lee Foreign Fund IV-B, or “THL Foreign Fund B.” THL Equity Advisors IV, LLC. is the general partner of each of these three funds. Mr. DiNovi is a managing director of THL Advisors. Other than the 366 shares Mr. DiNovi holds for his own account, Mr. DiNovi disclaims beneficial ownership of all reported shares except to the extent of his pecuniary interest therein. Mr. DiNovi’s address is Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(11)	The information concerning CLEC Investors is based upon US LEC’s records and information provided to US LEC on behalf of CLEC Investors. The shares of US LEC common stock shown as beneficially owned by CLEC Investors are issuable upon conversion of the shares of US LEC preferred stock shown as owned by CLEC Investors at a conversion price per share of US LEC common stock of approximately $28.00. By virtue of its role as Administrative Member of CLEC Investors, Bain Fund VI may be deemed to beneficially own all 149,480 shares of preferred stock held by CLEC Investors. Bain Fund VI disclaims beneficial ownership of all but the 63,750 shares of preferred stock in which it holds a pecuniary interest. Based on their pro-rata share of membership interests in CLEC Investors, other members of CLEC Investors affiliated with Bain Fund VI may be deemed to beneficially own shares of preferred stock held by CLEC Investors as follows: (a) 70,737 shares held by Bain Capital VI Coinvestment Fund, L.P., whose sole general partner is Bain Partners VI, whose sole general partner is Bain Investors; (b) 3,880 shares held by BCIP Associates II, a Delaware general partnership of which Bain Investors is the managing partner; (c) 416 shares held by BCIP Trust Associates II, a Delaware general partnership of which Bain Investors is the managing partner; (d) 631 shares held by BCIP Associates II-B, a Delaware general partnership of which Bain Investors is the managing partner; (e) 469 shares held by BCIP Trust Associates II-B, a Delaware general partnership of which Bain Investors is the managing partner; (f) 639 shares held by BCIP Associates II-C, a Delaware general partnership of which Bain Investors is the managing partner; and (g) 213 shares held by PEP Investments Pty Ltd., for which Bain Investors is attorney-in-fact. Bain Capital, Inc.’s address is 111 Huntington Avenue, Boston, Massachusetts 02199.

(12)	The information concerning the Thomas H. Lee Investors is based upon US LEC’s records and information provided to US LEC on behalf of Thomas H. Lee Investors. The shares of US LEC common stock shown as beneficially owned by the Thomas H. Lee Investors are issuable upon conversion of the shares of US LEC preferred stock shown as owned by the Thomas H. Lee Investors at a conversion price per share of US LEC common stock of approximately $28.00. The 149,480 shares of preferred stock includes (a) 124,865 shares held by THL Equity Fund, whose sole general partner is THL Advisors, (b) 4,274 shares held by THL Foreign Fund, whose sole general partner is THL Advisors, (c) 12,127 shares held by THL Foreign Fund B, whose sole general partner is THL Advisors, (d) 812 shares held by Thomas H. Lee Charitable Investment Limited Partnership, (e) an aggregate of 5,348 shares held by certain parties affiliated with Thomas H. Lee Partners, L.P., and (f) 2,054 shares held by Putnam Investment Holdings, LLC. Each of the Thomas H. Lee Investors disclaims beneficial ownership of the shares held by the other Thomas H. Lee Investors. Thomas H. Lee Partners, L.P.’s address is 100 Federal Street, Boston, Massachusetts 02110.
Equity Compensation Plans
          The following table sets forth information as of December 31, 2006, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of securities
	Number of		remaining available for future
	securities to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants, rights	warrants, rights	in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,363,984	$2.34	1,260,000

1)	Includes shares issuable under the 1998 Omnibus Stock Plan, as amended, and the Employee Stock Purchase Plan (the “ESPP”), as amended.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Ganatra Consulting Agreement. Until his appointment as interim Chief Executive Officer, Mr. Ganatra’s services for US LEC were governed by a consulting agreement with US LEC entered into effective as of January 1, 2002. The agreement expires on January 1, 2009, unless terminated earlier as provided below. Pursuant to the consulting agreement, Mr. Ganatra is entitled to receive an annual consulting fee of $50,000 for up to 160 hours of service, $500 per hour worked beyond the initial 160 hours of service and reimbursement for his expenses in providing these services, including for broadband access at his home. Mr. Ganatra has not received compensation under the consulting agreement in excess of $60,000 during any period of 12 consecutive months. Mr. Ganatra may terminate the consulting agreement at any time. US LEC may terminate the consulting agreement in the event of Mr. Ganatra’s disability or breach of the consulting agreement. Upon termination of the consulting agreement, Mr. Ganatra is entitled to receive accrued but unpaid fees through the date of termination. In addition, during the term of the consulting agreement and following its termination, Mr. Ganatra has agreed not to compete with US LEC within defined geographic areas, and not to encourage US LEC’s employees to terminate their employment with US LEC and work for one of US LEC’s competitors. Mr. Ganatra does not receive any compensation or options for his service as a director. When Mr. Ganatra was appointed interim Chief Executive Officer of US LEC, he and US LEC agreed that his consulting agreement would not be in effect while he held that office. Instead, Mr. Ganatra was paid a salary of approximately $4200 per month (approximately equal to his basic fees under the consulting agreement) and continued to be reimbursed for business related expenses, including broadband access at his home, while he served in that position. Mr. Ganatra and US LEC agreed to terminate the consulting agreement in conjunction with the Merger.
     Option Exchange Offer. In February 2006, US LEC announced an offer to exchange outstanding options held by employees and directors granted before January 1, 2006 for the opportunity to receive new options for the same number of shares (but with a different vesting schedule) in March 2006. There were 4,320,632 options eligible for exchange in the offer. Immediately following the expiration of the offer on March 27, 2006, US LEC accepted approximately 3,721,464 options for exchange and canceled tendered options and granted new options the same day with an exercise price of $2.08, determined by the average closing price of the US LEC common stock for the five consecutive trading days ending immediately before the expiration date. As a result of the participation of Michael Mac Donald, David Flaum and Steven Schoonover, directors of US LEC, in the option exchange offer, options to purchase 20,000, 60,000 and 160,000 shares, respectively, of US LEC common stock was canceled and they received new options for the same number of shares on March 27, 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          For the fiscal year ended December 31, 2005 and 2006, fees billed for services provided by Deloitte & Touche LLP were as follows:

	2005	2006

Audit Fees (1)
Recurring Audit and Quarterly Reviews	$508,000	$515,000
Registration Statements and Related Services	—	$59,000
Tax Fees (2)
Tax Compliance Services	$20,000	$20,000
All Other Fees (3)	—	$187,200

1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements for the merger with PAETEC.

2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence, review of the employee stock purchase plan amendments and effects to reporting, and products and services other than the services reported in other categories.
     The Audit Committee considers the provision of these non-audit services to be compatible with maintaining Deloitte & Touche LLP’s independence.
     The Audit Committee is responsible for pre-approving all audit and non-audit services provided by the Company’s auditors, and pre-approved all of the services provided in 2006. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated its pre-approval authority to its Chairman. The Chairman in turn reports to the Audit Committee at least quarterly on audit and non-audit services he pre-approved since his last report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedule and Exhibits — The following documents are filed as part of this Form 10-K.
(1) Financial statements:
A. Consolidated Balance Sheets as of December 31, 2006 and 2005
B. Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
C. Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2006, 2005 and 2004
D. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
E. Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004
F. Report of Independent Registered Public Accounting Firm
(2) Schedule II Valuation and Qualifying Accounts
(3) List of Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. [1]

3.1	Restated Certificate of Incorporation of the Company [2]

3.2	Amended and Restated Bylaws of the Company [3]

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock [4]

[1]	Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp.

[2]	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-46341) filed February 13, 1998.

[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004.

[4]	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.

Exhibit
Number	Description

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock [5]

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company [6]

3.6	Certificate of Retirement and Prohibition of Reissuance of Class B Common Stock of US LEC Corp. [6]

4.1	Form of Class A Common Stock Certificate [2]

4.4	Corporate Governance Agreement, dated April 11, 2000 [4]

4.5	Registration Rights Agreement, dated April 11, 2000 [4]

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership [5]

4.7	Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. [5]

4.8	Form of Second Priority Senior Secured Floating Rate Note due 2009, Series B [10]

4.9	Indenture, dated September 30, 2004, by and among US LEC Corp., as issuer, the Guarantors party thereto, as Guarantors, and U.S. Bank National Association, as trustee, relating to the Second Priority Senior Secured Floating Rate Notes due 2009 [9]

4.11	Security Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and U.S. Bank National Association, as trustee [9]

4.12	Trademark Security Agreement, dated September 30, 2004, by and among US LEC Corp., and U.S. National Association, as trustee [9]

4.13	Form of Common Stock Purchase Warrant [7]

4.14	Registration Rights Agreement, dated December 31, 2002 [7]

10.1	Preferred Stock Repurchase Agreement, dated as of August 11, 2006, as amended, by and among US LEC, the persons identified on the signature pages thereto as the “Bain Seller” and the “THL Sellers,” PAETEC, Richard T. Aab, Melrich Associates, L.P. and Tansukh V. Ganatra. [11]

10.2	Voting Agreement, dated as of August 11, 2006, as amended, by and among PAETEC, US LEC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC. Filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

[5]	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

[6]	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.

[7]	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.

Exhibit
Number	Description

10.3	Voting Agreement, dated as of August 11, 2006, as amended, by and among PAETEC, US LEC, Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. Filed as Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.4	Commitment Letter, dated August 11, 2006, among Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Merrill Lynch Capital Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation, and CIT Capital Securities, LLC and US LEC, PAETEC and PAETEC Communications, Inc. Filed as Exhibit 10.4 to the August 2006 US LEC Form 8-K and incorporated herein by reference.

10.5	Loan and Security Agreement dated October 25, 2005, by and among US LEC Corp., the Guarantors party thereto, and Wachovia Bank, National Association, as Lender. Filed as Exhibit 10.3 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.6	Pledge and Security Agreements dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association. Filed as Exhibit 10.4 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.7	Trademark Security Agreement dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association. Filed as Exhibit 10.5 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.8	Guarantee dated October 25, 2005, by the Guarantors in favor of Wachovia Bank, National Association. Filed as Exhibit 10.6 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.9	Form of Letter Agreement by and between US LEC and Aaron D. Cowell. Filed as Exhibit 10.6 to the August 14, 2006 US LEC Corp. Form 8-K and incorporated herein by reference.

10.10	Form of Letter Agreement by and between US LEC and J. Lyle Patrick. Filed as Exhibit 10.7 to the August 14, 2006 US LEC Corp. Form 8-K and incorporated herein by reference

10.11.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC Corp.’s Schedule TO filed February 23, 2006 and incorporated herein by reference.

10.11.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.11.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.11.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.12	US LEC Corp. Retention and Severance Plan. Filed as Exhibit 10.5 to the August 2006 US LEC Corp. Form 8-K and incorporated herein by reference.

10.13	Consulting Agreement dated, as of February 7, 2002, by and between US LEC and Tansukh V. Ganatra. Filed as Exhibit 10.8 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. [8]

Exhibit
Number	Description

**10.14	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.1 to US LEC Corp.’s Quarterly Report on Form 10-Q (SEC File No. 0-24061) for the period ended March 31, 2006, as amended as of February 6, 2007 (the “2006 US LEC Form 10-Q”), and incorporated herein by reference.

**10.15	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC and all of its affiliates or subsidiaries. Filed as Exhibit 10.2 to the 2006 US LEC Form 10-Q and incorporated herein by reference.

†10.16	Release and Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation and US LEC Corp., US LEC Communications Inc., US LEC of Alabama Inc., US LEC of Florida Inc., US LEC of Georgia Inc., US LEC of Maryland Inc., US LEC of North Carolina Inc., US LEC of South Carolina Inc., US LEC of Pennsylvania Inc., US LEC of Tennessee Inc. and US LEC of Virginia LLC. Filed as Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

†10.17	Intrastate Wireless-Originated 8YY Services Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation, on behalf of itself and all parent, subsidiary and affiliated corporations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.18	Wholesale Services Agreement, dated August 4, 2006, between Qwest Communications Corporation and US LEC and its subsidiaries. Filed as Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.19	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference. Filed as Exhibit 10.22 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.20	Indemnity Agreement dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.5 to US LEC Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

21	Subsidiaries of US LEC Corp.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, regarding the financial statements of US LEC.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[8]	Management or compensatory plan or arrangement.

[9]	Incorporated by reference to the Company’s current Report on Form 8-K filed October 6, 2004.

[10]	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-120232) filed November 4, 2004.

[11]	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp.

**	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to the Application of US LEC Corp. Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to the Application of US LEC Corp. Requesting Confidential Treatment pursuant to Rule 406 under the Securities Act of 1933.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
US LEC Corp. (IN THOUSANDS)

		Additions
	Balance at		Charged to			Balance at
	Beginning	Charged to Costs	Other			End of
Description	of Period	and Expenses	Accounts	Deductions		Period
Allowance against accounts receivable
Year ended December 31, 2006	$10,349	$2,430		$8,815		$3,964
Year ended December 31, 2005	$10,137	$28,116 (2)		$27,904	(2)	$10,349
Year ended December 31, 2004	$10,998	$7,270	$417 (1)	$8,548		$10,137

Allowance against deferred tax assets
Year ended December 31, 2006	$108,995	$8,072				$117,067
Year ended December 31, 2005	$94,312	$14,683	$—	$—		$108,995
Year ended December 31, 2004	$85,695	$8,617	$—	$—		$94,312

(1)	Represents allowance for doubtful accounts related to the accounts receivable purchased from StarNet on November 10, 2004.

(2)	Contains $22,893 included in charge related to carrier access disputes.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	By:	/s/ Keith M. Wilson
Keith M. Wilson Executive Vice President and Chief Financial Officer of PAETEC Holding Corp.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities relating to PAETEC Holding Corp. and on the dates indicated.

Signature	Title	Date

/s/ Arunas A. Chesonis Arunas A. Chesonis	Chairman and Chief Executive Officer (Principal Executive Officer)	April 2, 2007
/s/ Keith M. Wilson Keith M. Wilson	Director and Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007
/s/ Richard T. Aab Richard T. Aab	Vice Chairman	April 2, 2007
/s/ Tansukh V. Ganatra Tansukh V. Ganatra	Director	April 2, 2007
/s/ James A. Kofalt James A. Kofalt	Director	April 2, 2007
/s/ Michael C. Mac Donald Michael C. Mac Donald	Director	April 2, 2007
/s/ William R. McDermott William R. McDermott	Director	April 2, 2007
/s/ H. Russell Frisby H. Russell Frisby	Director	April 2, 2007
/s/ Mark Zupan Mark Zupan	Director	April 2, 2007
/s/ Algimantas K. Chesonis	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	April 2, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. [1]

3.1	Restated Certificate of Incorporation of the Company [2]

3.2	Amended and Restated Bylaws of the Company [3]

3.3	Certificate of Designation Related to Series A Convertible Preferred Stock [4]

3.4	Amendment to Certificate of Designation Related to Series A Convertible Preferred Stock [5]

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company [6]

3.6	Certificate of Retirement and Prohibition of Reissuance of Class B Common Stock of US LEC Corp. [6]

4.1	Form of Class A Common Stock Certificate [2]

4.4	Corporate Governance Agreement, dated April 11, 2000 [4]

4.5	Registration Rights Agreement, dated April 11, 2000 [4]

4.6	Voting and Tag Along Agreement dated as of April 11, 2000 by and among certain Investors, Richard T. Aab, Melrich Associates, L.P., Tansukh V. Ganatra and Super STAR Associates Limited Partnership [5]

4.7	Amendment to Voting and Tag Along Agreement dated as of August 6, 2001 by and among Richard T. Aab, Melrich Associates, L.P., Super STAR Associates Limited Partnership, Bain Capital CLEC Investors, L.L.C., Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee foreign Fund IV-B, L.P. and Thomas H. Lee Foreign Fund IV, L.P. [5]

4.8	Form of Second Priority Senior Secured Floating Rate Note due 2009, Series B [10]

4.9	Indenture, dated September 30, 2004, by and among US LEC Corp., as issuer, the Guarantors party thereto, as Guarantors, and U.S. Bank National Association, as trustee, relating to the Second Priority Senior Secured Floating Rate Notes due 2009 [9]

4.11	Security Agreement, dated September 30, 2004, by and among US LEC Corp., the Guarantors party thereto and U.S. Bank National Association, as trustee [9]

[1]	Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp.

[2]	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-46341) filed February 13, 1998.

[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004.

[4]	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2000.

[5]	Incorporated by reference to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

[6]	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed January 16, 2004.

Exhibit
Number	Description

4.12	Trademark Security Agreement, dated September 30, 2004, by and among US LEC Corp., and U.S. National Association, as trustee [9]

4.13	Form of Common Stock Purchase Warrant [7]

4.14	Registration Rights Agreement, dated December 31, 2002 [7]

10.1	Preferred Stock Repurchase Agreement, dated as of August 11, 2006, as amended, by and among US LEC, the persons identified on the signature pages thereto as the “Bain Seller” and the “THL Sellers,” PAETEC, Richard T. Aab, Melrich Associates, L.P. and Tansukh V. Ganatra. [11]

10.2	Voting Agreement, dated as of August 11, 2006, as amended, by and among PAETEC, US LEC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC. Filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.3	Voting Agreement, dated as of August 11, 2006, as amended, by and among PAETEC, US LEC, Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. Filed as Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.4	Commitment Letter, dated August 11, 2006, among Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Merrill Lynch Capital Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation, and CIT Capital Securities, LLC and US LEC, PAETEC and PAETEC Communications, Inc. Filed as Exhibit 10.4 to the August 2006 US LEC Form 8-K and incorporated herein by reference.

10.5	Loan and Security Agreement dated October 25, 2005, by and among US LEC Corp., the Guarantors party thereto, and Wachovia Bank, National Association, as Lender. Filed as Exhibit 10.3 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.6	Pledge and Security Agreements dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association. Filed as Exhibit 10.4 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.7	Trademark Security Agreement dated October 25, 2005, by US LEC Corp., to and in favor of Wachovia Bank, National Association. Filed as Exhibit 10.5 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.8	Guarantee dated October 25, 2005, by the Guarantors in favor of Wachovia Bank, National Association. Filed as Exhibit 10.6 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.

10.9	Form of Letter Agreement by and between US LEC and Aaron D. Cowell. Filed as Exhibit 10.6 to the August 14, 2006 US LEC Corp. Form 8-K and incorporated herein by reference.

10.10	Form of Letter Agreement by and between US LEC and J. Lyle Patrick. Filed as Exhibit 10.7 to the August 14, 2006 US LEC Corp. Form 8-K and incorporated herein by reference

[7]	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 17, 2003.

Exhibit
Number	Description

10.11.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC Corp.’s Schedule TO filed February 23, 2006 and incorporated herein by reference.

10.11.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.11.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.11.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.12	US LEC Corp. Retention and Severance Plan. Filed as Exhibit 10.5 to the August 2006 US LEC Corp. Form 8-K and incorporated herein by reference.

10.13	Consulting Agreement dated, as of February 7, 2002, by and between US LEC and Tansukh V. Ganatra. Filed as Exhibit 10.8 to US LEC Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. [8]

**10.14	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.1 to US LEC Corp.’s Quarterly Report on Form 10-Q (SEC File No. 0-24061) for the period ended March 31, 2006, as amended as of February 6, 2007 (the “2006 US LEC Form 10-Q”), and incorporated herein by reference.

**10.15	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC and all of its affiliates or subsidiaries. Filed as Exhibit 10.2 to the 2006 US LEC Form 10-Q and incorporated herein by reference.

†10.16	Release and Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation and US LEC Corp., US LEC Communications Inc., US LEC of Alabama Inc., US LEC of Florida Inc., US LEC of Georgia Inc., US LEC of Maryland Inc., US LEC of North Carolina Inc., US LEC of South Carolina Inc., US LEC of Pennsylvania Inc., US LEC of Tennessee Inc. and US LEC of Virginia LLC. Filed as Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

[8]	Management or compensatory plan or arrangement.

[9]	Incorporated by reference to the Company’s current Report on Form 8-K filed October 6, 2004.

[10]	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-120232) filed November 4, 2004.

[11]	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp.

**	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to the Application of US LEC Corp. Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to the Application of US LEC Corp. Requesting Confidential Treatment pursuant to Rule 406 under the Securities Act of 1933.

Exhibit
Number	Description

†10.17	Intrastate Wireless-Originated 8YY Services Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation, on behalf of itself and all parent, subsidiary and affiliated corporations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.18	Wholesale Services Agreement, dated August 4, 2006, between Qwest Communications Corporation and US LEC and its subsidiaries. Filed as Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.19	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference. Filed as Exhibit 10.22 to the Registration Statement on Form S-4 (File No. 333-138594) of PAETEC Holding Corp. and incorporated herein by reference.

10.20	Indemnity Agreement dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.5 to US LEC Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

21	Subsidiaries of US LEC Corp.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, regarding the financial statements of US LEC.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.